Form 10QSB
period 1996-05-31
PRIDE INC
filed 1996-07-19
CIK 840159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the period ended May 31, 1996

                        Commission File Number 33-24718-A


                                   PRIDE, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      65-0109088
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    Pride House, Watford Metro Centre, Tolpits Lane, Watford, England WD1 8SB
               (Address of principal executive offices) (Zip Code)

                                  800 698-6590
                (Issuer's telephone number, including area code)




Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days. YES __X__     NO _____

Common Stock, $.002 par value. 1,995,357 shares outstanding as of May 31, 1996.

                           PRIDE INC. AND SUBSIDIARIES


                                      INDEX


                                                                                       Page(s)
                                                                                       -------
PART I.  Financial Information:

ITEM 1.  Financial Statements

         Consolidated Condensed Balance Sheets - May 31, 1996
         (Unaudited) and November 30, 1995                                                3.

         Consolidated Condensed Statements of Operations (Unaudited) -
         Six and Three Months Ended May 31, 1996 and 1995                                 4.

         Consolidated Condensed Statements of Cash Flows (Unaudited) -
         Six Months Ended May 31, 1996 and 1995                                           5.

         Notes to Interim Consolidated Condensed Financial Statements (Unaudited)         6.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                            8.


PART II. Other Information                                                               10.


SIGNATURES                                                                               11.

EXHIBITS:

    Exhibit 11 - Computation of Earnings (Loss) Per Share

    Exhibit 27 - Financial Data Schedule

PART I.        FINANCIAL INFORMATION

ITEM 1.        Financial Statements


                                                    PRIDE, INC. AND SUBSIDIARIES
                                                CONSOLIDATED CONDENSED BALANCE SHEETS

                                                             - ASSETS -
                                                                                                  May 31,           November 30,
                                                                                                   1996                1995
                                                                                              -------------        -------------
                                                                                               (Unaudited)
ASSETS:
  Cash and cash equivalents                                                                   $     463,176        $      73,946
  Accounts receivable - net of allowance for doubtful accounts                                    1,351,021            1,255,690
  Inventories                                                                                       202,909               31,137
  Property, revenue producing vehicles and equipment - net (Note 2)                              11,375,667            9,924,318
  Intangible assets - net (Note 6)                                                                9,826,795           10,141,130
                                                                                              -------------        -------------

TOTAL ASSETS                                                                                  $  23,219,568        $  21,426,221
                                                                                              =============        =============

                                            - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
  Due to creditors (Note 3)                                                                   $   9,576,411        $   9,962,888
  Loans payable - officers/directors                                                                 26,270              149,938
                                                                                              -------------        -------------

TOTAL LIABILITIES                                                                                 9,602,681           10,112,826
                                                                                              -------------        -------------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES
  (Note 4)                                                                                        5,979,580                 --
                                                                                              -------------        -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000 shares authorized,
    none issued or outstanding                                                                         --                   --
  Common stock, $.002 par value, 500,000,000 shares authorized,
    1,995,357 and 1,905,357 shares issued and outstanding at
    May 31, 1996 and November 30, 1995, respectively                                                  3,991                3,811
  Additional paid-in capital                                                                      8,485,286           12,126,311
  Retained earnings (deficit)                                                                    (1,301,860)          (1,226,363)
  Foreign currency translation                                                                      449,890              409,636
                                                                                              -------------        -------------

                                                                                                  7,637,307           11,313,395
                                                                                              -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $  23,219,568        $  21,426,221
                                                                                              =============        =============

        See notes to interim consolidated condensed financial statements.

                                                                         Page 3.

                                                  PRIDE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                                    For the Six Months                  For the Three Months
                                                                       Ended May 31,                        Ended May 31,
                                                               ---------------------------           ---------------------------
                                                                  1996             1995                 1996             1995
                                                               ----------       ----------           ----------       ----------


REVENUES                                                       $5,242,878       $3,555,331           $2,797,154       $1,848,556
                                                               ----------       ----------           ----------       ----------
EXPENSES:
 Cost of sales                                                  3,932,351        2,374,520            2,228,301        1,418,557
 General and administrative expenses                              679,160          590,431              271,738          169,674
 Amortization of goodwill and acquisition costs                   315,360          320,487              157,680          160,244
 Interest expense and other                                       459,123          464,881              251,788          218,287
                                                               ----------       ----------           ----------       ----------
                                                                5,385,994        3,750,319            2,909,507        1,966,762
                                                               ----------       ----------           ----------       ----------

LOSS BEFORE MINORITY INTERESTS                                   (143,116)        (194,988)            (112,353)        (118,206)

 Minority interests in net loss of consolidated
   subsidiaries  (Note 4)                                          67,619             --                 45,348             --
                                                               ----------       ----------           ----------       ----------

LOSS BEFORE PROVISION FOR INCOME
 TAXES                                                            (75,497)        (194,988)             (67,005)        (118,206)

 Provision for income taxes                                          --               --                   --               --
                                                               ----------       ----------           ----------       ----------

NET LOSS                                                       $  (75,497)      $ (194,988)          $  (67,005)      $ (118,206)
                                                               ==========       ==========           ==========       ==========

LOSS PER COMMON SHARE (Note 5)                                 $     (.04)      $     (.10)          $     (.03)      $     (.06)
                                                               ==========       ==========           ==========       ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
  (Note 5)                                                      1,913,717        1,851,996            1,921,987        1,905,357
                                                               ==========       ==========           ==========       ==========

        See notes to interim consolidated condensed financial statements.

                                                                         Page 4.

                                                  PRIDE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)

                                                                                                    For The Six Months Ended
                                                                                                             May 31,
                                                                                                 -------------------------------
                                                                                                     1996                1995
                                                                                                 ------------        -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        $     31,608        $ 2,016,106
                                                                                                 ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of revenue producing assets                                                            (3,207,506)        (1,347,226)
  Proceeds from sale of fixed assets                                                                  570,037            252,031
                                                                                                 ------------        -----------
    Net cash (utilized) by investing activities                                                    (2,637,469)        (1,095,195)
                                                                                                 ------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from hire purchase contract funding                                                      3,795,711          1,317,587
  Principal repayments of hire purchase contract funding                                           (3,448,679)        (1,752,002)
  Principal payments of long-term debt                                                                (42,436)              --
  Loans (repaid to) received from officers                                                           (123,668)            26,270
  Proceeds from subsidiary's sale of stock                                                          2,346,354               --
  Bank lines of credit                                                                                467,809               --
                                                                                                 ------------        -----------
    Net cash provided (utilized) by financing activities                                            2,995,091           (408,145)
                                                                                                 ------------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             389,230            512,766

  Cash and cash equivalents, at beginning of year                                                      73,946             22,336
                                                                                                 ------------        -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                      $    463,176        $   535,102
                                                                                                 ============        ===========



SUPPLEMENTAL INFORMATION:

(i) During the period ended May 1995, the Company issued 155,000 shares of common stock at a price of $1.00 per share in lieu of repayment of loans aggregating $155,000.

(ii) During the period ended May 1996, the Company issued 90,000 shares of common stock in connection with consulting services rendered.

        See notes to interim consolidated condensed financial statements.

                                                                         Page 5.

                          PRIDE, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -  DESCRIPTION OF COMPANY:

          Pride, Inc. (the "Company"), which is a holding company, was incorporated as International Sportsfest, Inc. in the state of Delaware on September 11, 1988. The Company was a development stage company with no operations through January 13, 1994. On that date, the Company acquired, through an exchange of stock, Pride Management Services Plc ("PMS"), a consolidated group of companies located in the United Kingdom. Simultaneously with the acquisition, the Company changed its name from International Sportsfest, Inc. to Pride, Inc. and now has its corporate offices in Watford, England and New York, New York. By acquiring 100% of the issued and outstanding common stock of Pride Management, PMS became a wholly-owned subsidiary of the Company. For accounting purposes the acquisition was treated as a recapitalization of Pride Management with PMS as the acquiror in a reverse acquisition. In March 1995, pursuant to the terms and conditions of a reorganization, the Company exchanged all its shares in Pride Management Services, Plc. for 1,500,000 shares of common stock in Pride Automotive Group, Inc. (a newly formed Delaware corporation). As a result of this exchange, Pride Automotive Group, Inc. ("PAG") became a majority owned subsidiary of the Company and the parent of PMS. See also Note 4 re: Minority Interest in Subsidiaries.

          Pride Management Services Plc ("PMS") is a holding company of six subsidiaries which are engaged in the leasing of motor vehicles, primarily on contract hire, to local authorities and selected corporate customers throughout the United Kingdom.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended November 30, 1995, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.

          In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride, Inc. and its wholly-owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of May 31, 1996 and the results of its operations for the six and three month periods ended May 31, 1996 and 1995 and its cash flows for the six month periods ended May 31, 1996 and 1995.

          The results of operations for the six and three month periods ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -  FIXED ASSETS:

          Fixed assets consists of the following:

                                                       May 31,      November 30,
                                                        1996            1995
                                                    -----------     -----------
          Building and improvements                 $ 1,719,415     $ 1,719,415
          Revenue producing vehicles                 14,039,749      11,989,192
          Furniture, fixtures and machinery             529,771         519,753
                                                    -----------     -----------
                                                     16,288,935      14,228,360
          Less:  accumulated depreciation             4,913,268       4,304,042
                                                    -----------     -----------
                                                    $11,375,667     $ 9,924,318
                                                    ===========     ===========

                                                                         Page 6.

                          PRIDE, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3  - DUE TO CREDITORS:

          Included in due to creditors as of May 31, 1996, are amounts in the aggregate of $3,725,807 which are not due and payable until after May 31, 1997. This amount consists of amounts due to trade creditors, loans payable, equipment notes payable and various accruals.


NOTE 4  - MINORITY INTERESTS IN SUBSIDIARIES:

          In December 1995, PAG consummated a private placement offering of common stock of 500,000 shares which reduced the Company's ownership interest to 72.8%.

          In April 1996, PAG successfully completed an initial public offering. The offering consisted of 592,500 shares of common stock at a price of $5.00 per share and 2,000,000 warrants at a price of $.10 per warrant. As a result of the above transactions, the Company now owns 56.55% of PAG. As of May 31, 1996, the minority interest liabilities aggregated $5,979,580.


NOTE 5  - COMMON STOCK / EARNINGS (LOSS) PER SHARE:

          Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented.


NOTE 6 -  INTANGIBLE ASSETS:

          Intangible assets consist primarily of goodwill which arose in connection with the acquisition of certain subsidiaries of PMS. Acquisition costs representing organization type expenditures have also been capitalized as intangible assets. These are being amortized on a straight-line basis over a 20 and 10 year period, respectively.

          The Company periodically reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets.

                                                                         Page 7.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Pride, Inc. (the "Company"), which is a holding company, was incorporated as International Sportsfest, Inc. in the state of Delaware on September 11, 1988. The Company was a development stage company with no operations through January 13, 1994. On that date, the Company acquired, through an exchange of stock, Pride Management Services Plc ("PMS"), a consolidated group of companies located in the United Kingdom. Simultaneously with the acquisition, the Company changed its name from International Sportsfest, Inc. to Pride, Inc. and now has its corporate offices in Watford, England and New York, New York. By acquiring 100% of the issued and outstanding common stock of Pride Management, PMS became a wholly-owned subsidiary of the Company. For accounting purposes the acquisition was treated as a recapitalization of Pride Management with PMS as the acquiror in a reverse acquisition. In March 1995, pursuant to the terms and conditions of a reorganization, the Company exchanged all its shares in Pride Management Services, Plc. for 1,500,000 shares of common stock in Pride Automotive Group, Inc. (a newly formed Delaware corporation). As a result of this exchange, Pride Automotive Group, Inc. ("PAG") became a majority owned subsidiary of the Company and the parent of PMS.

          In December 1995, Pride Automotive Group, Inc. consummated a private placement offering of common stock of 500,000 shares, which reduced the Company's ownership interest to 72.8%. In April 1996, Pride Automotive Group, Inc. completed an initial public offering of 592,500 shares of common stock at $5.00 per share and 2,000,000 redeemable common stock warrants at a price of $.10 each. The effect of the offering was to reduce the Company's ownership interest to 56.55%.

          Pride Management Services Plc. ("PMS") is a holding company of six subsidiaries which are engaged in the leasing of motor vehicles, primarily on contract hire, to local authorities and selected corporate customers throughout the United Kingdom.

          Prior to the aforementioned reorganization PMS prepared its financial statements in accordance with generally accepted accounting principles of the United Kingdom. The Company is now preparing its financial statements in accordance with generally accepted accounting principles in the U.S.

          The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of May 31, 1996 and November 30, 1995;
          (ii) Consolidated Condensed Statements of Operations for the Six and Three Month Periods Ended May 31, 1996 and 1995 and (iii) Consolidated Condensed Statements of Cash Flows for the Six Month Periods Ended May 31, 1996 and 1995.

          Results of Operations

          Revenues increased when comparing the three months ended May 31, 1995 to the three months ended May 31, 1996 from $1,848,556 to $2,797,154. This increase of $948,598 or 51% was due to more new business being written and more vehicles being sold on termination of leases.

                                                                         Page 8.

          A portion of the increase, approximately $210,000, resulted from the Company's fleet management division. For the six months ended May 31, 1996, revenues increased by $1,687,547 as compared to the prior year.

          As stated above, this was due to increases in new business being written, more vehicles being sold and an increase in fleet management revenues.

          Gross profit margins for the three and six month period ended May 31, decreased by 3%, when comparing 1995 to 1996. Management attributes this decrease to the buying of vehicles and selling to third parties at slightly lower margins in order to take advantage of dealer bonuses.

          General and administrative expenses increased by $102,064 and $88,729 for the three and six month periods ended May 31, when comparing 1995 and 1996. Management attributes this increase to the increase in business activity, when comparing 1995 and 1996.

          Income before taxes for the three months ended May 31, 1995 and 1996, prior to the amortization of goodwill for the period ($160,244 and $157,680, respectively) and minority interests, aggregated $42,308 (or $.02 per share) and $45,327 (or $.02 per share) respectively.

          Income before taxes for the six months ended May 31, 1995 and May 31, 1996, prior to the amortization of goodwill for the period ($320,487 and $315,360, respectively) and minority interests, aggregated $125,499 (or $.07 per share) and $172,244 (or $.09 per share).

          The Company reported losses after goodwill amortization and minority interests of $118,206 (or $.06 per share) and $67,005 (or $.03 per share) for the three month periods ended May 31, when comparing 1995 and 1996.

          The Company reported losses after goodwill amortization and minority interests of $194,988 (or $0.10 per share) and $75,497 (or $.04 per share) for the six month periods ended May 31, when comparing 1995 and 1996.

          Liquidity and Capital Resources

          The Company's balance sheet at May 31, 1996 reflects total assets of $23,219,568 and total liabilities of $15,582,261 (which includes minority interests in subsidiaries of $5,979,580.). Due to the nature of the Company's business, full maintenance leasing of motor vehicles which are long term assets, the balance sheet has been prepared on an unclassified basis. Therefore, there is no classification of current assets and current liabilities.

          The Company's total assets and resulting net worth include the excess of cost over net assets acquired and acquisition costs, net of amortization, aggregating $9,826,795. These excess costs are being amortized over ten (10) and twenty (20) year periods, respectively.

          The Company acquires new vehicles as required. There are no material planned capital expenditures at the present time.

                                                                         Page 9.

PART II - OTHER INFORMATION

ITEM 1 -  Legal Proceedings.

          None.

ITEM 2 -  Changes in Securities.

          None.

ITEM 3 -  Defaults Upon Senior Securities.

          None.

ITEM 4 -  Submission of Matters to a Vote of Security Holders.

          None.

ITEM 5 -  Other Information.

          None.

ITEM 6 -  Exhibits or Reports on From 8-K.

          None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated July 16, 1996


                                        PRIDE, INC.


                                        By: /s/ Alan Lubinsky
                                            ----------------------------
                                        Chief Executive Officer