Form 10QSB
period 1996-08-31
PRIDE INC
filed 1996-10-15
CIK 840159

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB





       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 For the period ended August 31, 1996

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

Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO

Common Stock, $.002 par value. 1,995,357 shares outstanding as of August 31, 1996.

                       PRIDE INC. AND SUBSIDIARIES

                                  INDEX



                                                                                                           Page(s)
PART I.         Financial Information:

ITEM 1.         Financial Statements
                Consolidated Condensed Balance Sheets - August 31, 1996
                (Unaudited) and November 30, 1995                                                          3.

                Consolidated Condensed Statements of Operations (Unaudited) -
                Nine and Three Months Ended August 31, 1996 and 1995                                       4.

                Consolidated Condensed Statements of Cash Flows (Unaudited) -
                Nine Months Ended August 31, 1996 and 1995                                                 5.

                Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                   6.

ITEM 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                      8.

PART II.        Other Information                                                                          10.

SIGNATURES                                                                                                 11.

EXHIBITS:       Exhibit 11 - Computation of Earnings (Loss) Per Share                                      12.

                Exhibit 27 - Financial Data Schedule                                                       13.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                      PRIDE, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS

                               - ASSETS -

                                                                                  August 31,       November 30,
                                                                                  1996             1995
                                                                                  (Unaudited)

ASSETS:
Cash and cash equivalents                                                         $28,052          $73,946
Accounts receivable - net of allowance for doubtful accounts                      1,592,396        1,255,690
Inventories                                                                       308,660          31,137
Property, revenue producing vehicles and equipment - net (Note 2)                 13,254,544       9,924,318
Intangible assets - net (Note 6)                                                  9,668,089        10,141,130

TOTAL ASSETS                                                                      $24,851,741      $21,426,221

                - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
Due to creditors (Note 3)                                                         $11,435,638      $9,962,888
Loans payable - officers/directors                                                36,310           149,938

TOTAL LIABILITIES                                                                 11,471,948       10,112,826

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES
(Note 4)                                                                          5,878,786        -

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized,
 none issued or outstanding                                                       -                -
Common stock, $.002 par value, 500,000,000 shares authorized,
 1,995,357 and 1,905,357 shares issued and outstanding at
 August 31, 1996 and November 30, 1995, respectively                              3,991            3,811
Additional paid-in capital                                                        8,355,321        12,126,311
Retained earnings (deficit)                                                       (1,389,489)      (1,226,363)
Foreign currency translation                                                      531,184          409,636

                                                                                  7,501,007        11,313,395

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $24,851,741      $21,426,221

    See notes to interim consolidated condensed financial statements.

                      PRIDE, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                 For the Nine Months              For the Three Months
                                                 Ended August 31,                 Ended August 31,
                                                 1996             1995            1996             1995

REVENUES                                         $8,344,726       $6,436,044      $3,101,848       $2,880,713

EXPENSES:
Cost of sales                                    6,406,076        4,505,390       2,473,725        2,130,870
General and administrative expenses              1,037,462        1,068,120       358,302          477,689
Amortization of goodwill and acquisition costs   473,399          480,727         158,039          160,240
Interest expense and other                       724,435          656,237         265,312          191,356
                                                 8,641,372        6,710,474       3,255,378        2,960,155

LOSS BEFORE MINORITY INTERESTS                   (296,646)        (274,430)       (153,530)        (79,442)

Minority interests in net loss of consolidated
 subsidiaries  (Note 4)                          133,520          -               65,901           -

LOSS BEFORE PROVISION FOR INCOME TAXES           (163,126)        (274,430)       (87,629)         (79,442)

Provision for income taxes                       -                -               -                -

NET LOSS                                         $(163,126)       $(274,430)      $(87,629)        $(79,442)

LOSS PER COMMON SHARE (Note 5)                   $(.08)           $(.14)          $(.04)           $(.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
 (Note 5)                                        1,990,775        1,980,061       1,995,357        2,048,232




    See notes to interim consolidated condensed financial statements.

                      PRIDE, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                  For The Nine Months Ended
                                                                          August 31,
                                                                  1996            1995

NET CASH PROVIDED BY OPERATING ACTIVITIES                         $460,301        $2,062,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of revenue producing assets                             (6,438,370)     (1,840,318)
Proceeds from sale of fixed assets                                1,195,509       565,336
 Net cash (utilized) by investing activities                      (5,242,861)     (1,274,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from hire purchase contract funding                      7,628,185       1,907,655
Principal repayments of hire purchase contract funding            (5,533,009)     (2,557,063)
Principal payments of long-term debt                              (43,537)        -
Loans (repaid to) received from officers                          (113,628)       26,270
Net proceeds from subsidiary's sale of stock                      2,346,354       -
Bank lines of credit                                              452,301         -
 Net cash provided (utilized) by financing activities             4,736,666       (623,138)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (45,894)        164,057

Cash and cash equivalents, at beginning of year                   73,946          22,336

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                       $28,052         $186,393


SUPPLEMENTAL INFORMATION:

(i)In 1995, the Company issued 155,000 shares of common stock at a price of $1.00 per share in lieu of repayment of loans aggregating $155,000.

(ii)In 1996, the Company issued 90,000 shares of common stock in connection with consulting services rendered.







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

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride, Inc. and its wholly-owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of August 31, 1996 and the results of its operations for the nine and three month periods ended August 31, 1996 and 1995 and its cash flows for the nine month periods ended August 31, 1996 and 1995.

The results of operations for the nine and three month periods ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE   2 -       FIXED ASSETS:

        Fixed assets consists of the following:

                                                                                  August 31,       November 30,
                                                                                       1996               1995

Building and improvements                                                         $1,719,415       $1,719,415
Revenue producing vehicles                                                        15,726,614       11,989,192
Furniture, fixtures and machinery                                                 529,771          519,753

                                                                                  17,975,800       14,228,360

Less:  accumulated depreciation                                                   4,721,256        4,304,042

                                                                                  $13,254,544      $9,924,318

                       PRIDE, INC. AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE  3  -       DUE TO CREDITORS:

Included in due to creditors as of August 31, 1996, are amounts in the aggregate of $4,913,970 which are not due and payable until after August 31, 1997. This amount consists of amounts due to trade creditors, loans payable, equipment notes payable and various accruals.


NOTE  4  -       MINORITY INTERESTS IN SUBSIDIARIES:

In December 1995, PAG consummated a private placement offering of common stock of 500,000 shares which reduced the Company's ownership interest to 72.8%.

In April 1996, PAG successfully completed an initial public offering. The offering consisted of 592,500 shares of common stock at a price of $5.00 per share and 2,000,000 warrants at a price of $.10 per warrant. As a result of the above transactions, the Company now owns 56.55% of PAG. As of August 31, 1996, the minority interest liabilities aggregated $5,878,786.


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

Pride Management Services Plc. ("PMS") is a holding company of nine subsidiaries which are engaged in the leasing of motor vehicles, primarily on contract hire, to local authorities and selected corporate customers throughout the United Kingdom.

Prior to the aforementioned reorganization PMS prepared its financial statements in accordance with generally accepted accounting principles of the United Kingdom. The Company is now preparing its financial statements in accordance with generally accepted accounting principles in the U.S.

The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of August 31, 1996 and November 30, 1995; (ii) Consolidated Condensed Statements of Operations for the Nine and Three Month Periods Ended August 31, 1996 and 1995 and (iii) Consolidated Condensed Statements of Cash Flows for the Nine Month Periods Ended August 31, 1996 and 1995.

Results of Operations

Revenues increased by 30% when comparing the nine months ended August 31, 1996 and 1995 respectively. This was due to more business being written and more cars being sold on termination of leases. Expenses increased by 29%, which is in line with the increase in business activity.
Revenues for the three month period ending August 31, 1996, increased by approximately 8% when compared to the quarter ended August 31, 1995. This increase was mainly due to the increase in contract hire business written in this period. There was a similar increase in expenses for the quarter, in line with the increase in business activity.

Income before taxes for the nine months ended August 31, 1996 and 1995, prior to the amortization of goodwill for the period ($473,399 and $480,727, respectively) and minority interests, aggregated $176,753 (or $.09 per share) and $206,297 (or $.10 per share). Income before taxes for the three months ended August 31, 1996 and 1995, prior to the amortization of goodwill for the period ($158,039 and $160,240, respectively) and minority interests, aggregated $4,509 (or $.002 per share) and $80,798 (or $.04 per share) respectively.

The Company reported losses after goodwill amortization and minority interests of $163,126 (or $0.08 per share) and $274,430 (or $.14 per share) for the nine month periods ended August 31, 1996 and 1995 respectively. The Company reported losses after goodwill amortization and minority interests of $87,629 (or $.04 per share) and $79,442 (or $.04 per share) for the three month periods ended August 31, 1996 and 1995 respectively.

Liquidity and Capital Resources

The Company's balance sheet at August 31, 1996 reflects total assets of $24,851,741 and total liabilities of $17,350,734 (which includes minority interests in subsidiaries of $5,878,786.). Due to the nature of the Company's business, full maintenance leasing of motor vehicles which are long term assets, the balance sheet has been prepared on an unclassified basis. Therefore, there is no classification of current assets and current liabilities.

The Company's total assets and resulting net worth include the excess of cost over net assets acquired and acquisition costs, net of amortization, aggregating $9,668,089. These excess costs are being amortized over twenty
(20) and ten (10) year periods, respectively.

The Company acquires new vehicles as required. There are no material planned capital expenditures at the present time.

PART II.            OTHER INFORMATION

ITEM 1              Legal Proceedings - None.

ITEM 2.             Changes in Securities - None.

ITEM 3.             Defaults Upon Senior Securities - None.

ITEM 4.             Submissions of Matters to a Vote of Security Holders -
                    None.

ITEM 5.             Other Information - None.

ITEM 6.             Exhibits

                    (a) Exhibit 27 - Financial Data Schedule
                    (b) Exhibit 11 - Computation of Earnings Per Common
                                     Share

                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    October 11, 1996



                                     PRIDE, INC.


                                     By:      /s/ Alan Lubinsky
                                              Chief Executive Officer



                                     By:      /s/ Ivan Averbuch
                                              Chief Financial Officer

                       PRIDE, INC. AND SUBSIDIARIES
                                EXHIBIT 11
              COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                                (Unaudited)

                                              For the Nine Months              For the Three Months
                                              Ended August 31,                 Ended August 31,
                                              1996            1995             1996            1995


NET LOSS                                      $(163,126)      $(274,430)       $(87,629)       $(79,442)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   1,990,775       1,980,061        1,995,357       2,048,232

LOSS PER COMMON SHARE                         $(.08)          $(.14)           $(.04)          $(.04)

