Form 10KSB/A
period 1996-11-30
PRIDE INC
filed 1997-04-01
CIK 840159

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

 2.1*             -        Agreement and Plan of Reorganization dated effective as of January
                           13, 1994.
 3.1*             -        Amendment to the Certificate of Incorporation of the Company dated
January
                           15, 1994.
 3.2*             -        By-Laws of the Company.
10.2*             -        Employment Agreement with Alan Lubinsky.
10.3*             -        Employment Agreement with Ivan Averbuch.
10.5*             -        Loan Agreement between PMS and Alan Lubinsky.
10.6*             -        Form of Service Agreement.
10.7*             -        Asset purchase agreement between Pride Vehicle Contracts (UK)
                           Limited and Master Vehicle Contracts, Limited.
10.8*             -        Form of Hire Purchase Agreement.
10.9*             -        Mortgage on Pride House, Watford Metro Centre.
10.10*            -        Mortgage on Croydon, England property.
10.11*            -        Lease agreement with respect to the Croydon, England property.
10.12*            -        Form of Agreement to purchase all of the assets of AC Cars Limited and
                           Autokraft Limited.
24.1*             -        Letter from Mark H. Sternberg, with respect to the change in accountants [incorporated by reference to Exhibit 7(a)(1) of the
Amendment
                           to the Report on Form 8-K/A dated June 6, 1994].
24.2*             -        Letter from Lazar, Levine & Company, Certified Public Accountants, with respect to the change in accountants [incorporated by reference to
                           Exhibit 4(a)(v) of the Report on Form 8-K dated November 14, 1994].
27                -        Financial Data Schedule

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
