Form 10QSB
period 1997-02-28
PRIDE INC
filed 1997-04-21
CIK 840159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended February 28, 1997

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




     Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Common Stock, $.002 par value. 1,995,357 shares outstanding as of February 28, 1997.

                           PRIDE INC. AND SUBSIDIARIES


                                      INDEX



                                                                                                                  Page(s)

PART I.        Financial Information:
ITEM 1.        Financial Statements
               Consolidated Condensed Balance Sheets - February 28, 1997
               (Unaudited) and November 30, 1996                                                                    3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Three Months Ended February 28, 1997 and February 29, 1996                                           4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Three Months Ended February 28, 1997 and February 29, 1996                                           5.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                             6.

ITEM 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                                8.


PART II.       Other Information                                                                                   10.


SIGNATURES                                                                                                         11.

EXHIBITS:

    Exhibit 11 - Computation of Earnings (Loss) Per Share                                                          12.

    Exhibit 27 - Financial Data Schedule                                                                           13.


PART I.        FINANCIAL INFORMATION

ITEM 1.        Financial Statements

                          PRIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                             February 28,           November 30,
                                                                                             1997                     1996
                                                                                             (Unaudited)
ASSETS:
  Cash and cash equivalents                                                                  $       29,606        $     255,283
  Accounts receivable - net of allowance for doubtful accounts                                    1,846,865            1,936,166
  Inventories                                                                                     1,410,341            1,127,452
  Property, revenue producing vehicles and equipment - net (Note 2)                              19,866,127           18,681,638
  Intangible assets - net (Note 3)                                                               11,294,921           11,534,509
                                                                                               ------------         ------------

TOTAL ASSETS                                                                                    $34,447,860          $33,535,048
                                                                                                ===========          ===========

                                            - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES (Note 4):
  Bank overdraft line of credit                                                                $  3,735,283         $  2,964,465
  Accounts payable                                                                                1,173,506              654,920
  Accrued liabilities and expenses                                                                  314,596              490,915
  Bank debt                                                                                       1,726,692            1,002,571
  Obligations under hire purchase contracts                                                      11,645,767           11,034,951
  Loans payable - directors                                                                          34,610             -
  Other loans - acquisition                                                                       4,156,000            5,098,470
  Other liabilities                                                                                  35,939               33,560
                                                                                              -------------        -------------

TOTAL LIABILITIES                                                                                22,822,393           21,279,852
                                                                                               ------------         ------------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES (Note 5)                                          5,671,127            5,369,073
                                                                                              -------------        -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares authorized,
        none issued or outstanding                                                                   -                    -
    Common stock, $.002 par value, 500,000,000 shares authorized,
        1,995,357 shares issued and outstanding                                                       3,991                3,991
    Additional paid-in capital                                                                    7,683,110            8,824,392
    Retained earnings (deficit)                                                                  (1,412,154)          (1,585,855)
    Foreign currency translation                                                                   (320,607)            (356,405)
                                                                                             --------------       --------------

                                                                                                  5,954,340            6,886,123
                                                                                              -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $34,447,860          $33,535,048

                                                                                                ===========          ===========

                   See notes to interim consolidated condensed
                             financial statements.

                                     Page 3.

                          PRIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                   For the Three Months Ended
                                                                                                   February 28,       February 29,
                                                                                                   1997               1996
                                                                                                   ------------------ -----------

REVENUES:
     Contract hire income                                                                          $1,652,484         $1,130,936
     Sale of contract hire vehicles                                                                 1,731,816          1,164,798
     Fleet management and other income                                                                414,542            149,990
                                                                                                 ------------       ------------
                                                                                                    3,798,842          2,445,724
                                                                                                  -----------        -----------

EXPENSES:
    Cost of sales                                                                                   2,986,696          1,704,050
    General and administrative expenses                                                               926,758            407,422
    Amortization of goodwill and acquisition costs                                                    167,999            157,680
    Interest expense and other                                                                        357,693            207,335
                                                                                                 ------------       ------------
                                                                                                    4,439,146          2,476,487
                                                                                                  -----------        -----------

LOSS BEFORE MINORITY INTERESTS                                                                       (640,304)           (30,763)

    Minority interests in net loss of consolidated subsidiaries  (Note 4)                             418,490             22,271
                                                                                                  -----------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                               (221,814)            (8,492)

    Provision for income taxes                                                                         -                  -
                                                                                           ------------------ -------------

NET LOSS                                                                                          $  (221,814)     $      (8,492)
                                                                                                  ===========      =============

LOSS PER COMMON SHARE (Note 6):
    Net loss before minority interest                                                                   $(.32)             $(.02)
    Minority interests in net loss of subsidiary                                                          .21                .02
                                                                                                       ------             ------
LOSS PER COMMON SHARE                                                                                   $(.11)           $  -
                                                                                                        =====            ====

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (Note 6)                                                                     1,995,357          1,905,357
                                                                                                    =========          =========

        See notes to interim consolidated condensedfinancial statements.





                                     Page 4.

                          PRIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                  For the Three Months Ended
                                                                                                  February 28,         February 29,
                                                                                                  1997                 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                        $  (221,814)         $  (8,492)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Minority interests in net loss of subsidiaries                                                   (418,490)           (22,271)
    Depreciation and amortization                                                                     837,328            581,974
    Amortization of goodwill                                                                          148,683            156,655
    (Gain) loss on disposal of fixed assets                                                           (28,470)            13,792
    Provision for maintenance costs                                                                    -                 (14,651)
    Foreign currency translation                                                                      298,769               (539)
Changes in assets and liabilities:
    Decrease in accounts receivable                                                                    89,301            228,981
    (Increase) in inventories                                                                        (282,889)          (236,913)
    Increase in accounts payable, accrued expenses and other liabilities                              344,646            356,645
                                                                                                -------------     --------------
    Net cash provided by operating activities                                                        767, 064          1,055,181
                                                                                                -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of revenue producing assets                                                            (2,918,307)        (1,133,500)
  Proceeds from sale of fixed assets                                                                  517,139            221,135
                                                                                                -------------       ------------
    Net cash (utilized) by investing activities                                                    (2,401,168)          (912,365)
                                                                                                 ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from hire purchase contract funding                                                      3,701,474          1,323,788
  Principal repayments of hire purchase contract funding                                           (3,090,658)        (1,464,676)
  Principal payments of long-term debt                                                                 (6,679)           (18,294)
  Loans received from (repaid to) officers                                                             34,610             (6,634)
  Net proceeds from subsidiary's sale of stock                                                         78,862            120,000
  Costs associated with subsidiary's sale of stock                                                    -                 (150,536)
  Net proceeds from bank lines of credit                                                              770,818             -
  Payment of acquisition debt                                                                         (80,000)              -
                                                                                               -------------- ---------------
    Net cash provided (utilized) by financing activities                                            1,408,427           (196,352)
                                                                                                 ------------   ----------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          (225,677)           (53,536)

  Cash and cash equivalents, at beginning of year                                                     255,283             73,946
                                                                                                -------------    ---------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                     $      29,606     $       20,410
                                                                                                =============     ==============

       See notes to interim consolidated condensed financial statements.

                                     Page 5.

                          PRIDE, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   1   -    DESCRIPTION OF COMPANY:

                Pride, Inc. (the "Company"), which is a holding company, was incorporated as International Sportsfest, Inc. in the state of Delaware on September 11, 1988. The Company was a development stage company with no operations through January 13, 1994. On that date, the Company acquired, through an exchange of stock, Pride Management Services Plc ("PMS"), a consolidated group of companies located in the United Kingdom. Simultaneously with the acquisition, the Company changed its name from International Sportsfest, Inc. to Pride, Inc. and now has its corporate offices in Watford, England and New York, New York. By acquiring 100% of the issued and outstanding common stock of Pride Management, PMS became a wholly-owned subsidiary of the Company. For accounting purposes the acquisition was treated as a recapitalization of Pride Management with PMS as the acquiror in a reverse acquisition. In March 1995, pursuant to the terms and conditions of a reorganization, the Company exchanged all its shares in Pride Management Services, Plc. for 1,500,000 shares of common stock in Pride Automotive Group, Inc. (a newly formed Delaware corporation). As a result of this exchange, Pride Automotive Group, Inc. ("PAG") became a majority owned subsidiary of the Company and the parent of PMS. See also Note 5 re: Minority Interest in Subsidiaries.

                Pride Management Services Plc ("PMS") is a holding company of six subsidiaries which are engaged in the leasing of motor vehicles, primarily on contract hire, to local authorities and selected corporate customers throughout the United Kingdom.

                On November 29, 1996, the Company, through PAG's newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of net assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of $6,067,000 was financed with the proceeds of a private debt offering which was completed, by PAG, in December 1996 and by loans. The acquisition has been recorded using the purchase method of accounting.

                The accounting policies followed by the Company are set forth in
                Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended November 30, 1996, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.

                In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride, Inc. and its wholly-owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of February 28, 1997 and the results of its operations and cash flows for the three month periods ended February 28, 1997 and February 29, 1996.

                The results of operations for the three month period ended February 28, 1997 are not necessarily indicative of the results to be expected for the full year.



                                     Page 6.

                          PRIDE, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   2   -    FIXED ASSETS:

                Fixed assets consists of the following:
                                                                              February 28,         November 30,
                                                                              1997                 1996

                Building and improvements                                     $  1,719,415         $  1,719,415
                Revenue producing vehicles                                      18,835,804           17,282,095
                Furniture, fixtures and machinery                                2,301,842            2,247,430
                Aircraft                                                         1,331,493            1,331,493
                                                                             -------------        -------------
                                                                                24,188,554           22,580,433
                Less:  accumulated depreciation                                  4,322,427            3,898,795
                                                                             -------------        -------------
                                                                               $19,866,127          $18,681,638
                                                                               ===========          ===========


NOTE   3   -    INTANGIBLE ASSETS:

                Intangible assets include goodwill which arose in connection with the acquisition of certain subsidiaries of PMS. Acquisition costs representing organization type expenditures have also been capitalized as intangible assets. These assets and costs are being amortized on a straight-line basis over 20 and 10 year periods, respectively. Also included in intangible assets are the amounts assigned to brand names arising from the acquisition of AC Car Group Limited, which amounts are being amortized over 40 years on a straight-line basis.

                The Company periodically reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets.


NOTE   4   -    LIABILITIES:

                Included in liabilities as of February 28, 1997, are amounts in the aggregate of $12,589,097 which are not due and payable until after February 28, 1998. This amount consists of amounts due to trade creditors, loans payable and equipment notes payable.


NOTE   5   -    MINORITY INTERESTS IN SUBSIDIARIES:

                In April 1996, PAG successfully completed an initial public offering of its common stock, as a result of which the Company's investment in PAG was reduced to 53.32%. PAG owns 70% of a newly formed subsidiary AC Automotive Group, Inc., ("AC Group"). The minority interests liabilities represent the minority shareholders' portion of the equity in these two subsidiaries.


NOTE 6  -       COMMON STOCK / EARNINGS (LOSS) PER SHARE:

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

                  In December 1995, Pride Automotive Group, Inc. consummated a private placement offering of common stock of 500,000 shares, which reduced the Company's ownership interest to 72.8%. In April 1996, Pride Automotive Group, Inc. completed an initial public offering of 592,500 shares of common stock at $5.00 per share and 2,000,000 redeemable common stock warrants, at a price of $.10 each. The effect of the offering was to reduce the Company's ownership interest to 53.32%.

                  On November 29, 1996, PAG, through its newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of speciality automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of PAG's common stock and by loans.

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

                  The financial information presented herein include: (i) Consolidated Condensed Balance Sheets as of February 28, 1997 and November 30, 1996; (ii) Consolidated Condensed Statements of Operations for the Three Month Periods Ended February 28, 1997 and February 29, 1996 and (iii) Consolidated Condensed Statements of Cash Flows for the Three Month Periods Ended February 28, 1997 and February 29, 1996.



                                     Page 8.

                  Results of Operations


                  Revenues increased by 55% when comparing the three months ended February 28, 1997 to the three months ended February 29, 1996. The primary reason for this increase was due to an increase in revenues from contract hire income, sales of vehicles at lease maturity, and an increase in fleet management income.

                  Cost  of  sales  increased  from  70%  to 78%  of  sales  when comparing February 29, 1996 to February 28, 1997. This increase was primarily due to the continuation of the more prudent approach to estimating the residual values of vehicles, thereby increasing the depreciation expense and cost of sales and reducing the residual value risk.

                  General and administration expenses increased by $519,336 when comparing the three months ended February 28, 1997 to February 29, 1996. Most of this increase is attributed to the AC Automotive Group, through its wholly owned subsidiary, AC Car Group Limited.

                  Interest expenses increased by $150,358 when comparing the three month period ended February 28, 1997 to the three months ended February 29, 1996. Management attributes this increase to the higher volume of borrowing on hire purchase contracts as a result of increased business and the cost of financing AC Car Group Limited.

                  Losses before income taxes for the three months ended February 28, 1997 and February 29, 1996, prior to the amortization of goodwill for the periods ($167,999 and $157,680, respectively) and minority interests, aggregated $472,305 or loss of $.24 per share, and income of $126,917, or $.07 per share. The Company reported losses after goodwill amortization and minority interests of $221,814 ($.11 per share) and $8,492 ($.00 per share) for the three month periods ended February 28, 1997 and February 29, 1996, respectively. Of the loss of $221,814, $185,023 comprises the Company's share of losses reported by AC Car Group Limited.

                  It should be noted that PAG acquired AC Car Group Limited out of administrative receivership and that for the first quarter the Company has devoted substantial resources to resurrect its operations.


                  Liquidity and Capital Resources

                  In December 1996, PAG completed a private placement of 16 units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of PAG's common stock for an aggregate price of $100,000 per unit. The proceeds have been used to satisfy a portion of the debt owed for the acquisition of AC Car Group Limited.














                                     Page 9.

PART II.  OTHER INFORMATION

                          Part II - Other Information

ITEM 1.  Legal Proceedings.  None.

ITEM 2.  Changes in Securities.  None.

ITEM 3.  Defaults Upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote.  None.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibit and Reports on Form 8-k.

            (a)  Exhibit 27 Financial Data Schedule.

            (b)  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized


Dated:   April 17, 1997

Pride, Inc.
by: \s\ Alan Lubinsky
Alan Lubinsky

                          PRIDE, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                                   (Unaudited)


                                                                                                  For the Three Months Ended
                                                                                                  February 28,      February 29,
                                                                                                  1997              1996


LOSS BEFORE MINORITY INTERESTS                                                                    $  (640,304)      $    (30,763)

Minority interests in net loss of consolidated subsidiaries  (Note 4)                                 418,490             22,271
                                                                                                  -----------       ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                               (221,814)            (8,492)

Provision for income taxes                                                                             -                  -


NET LOSS                                                                                          $  (221,814)     $      (8,492)
                                                                                                  ===========      =============

LOSS PER COMMON SHARE:
Net loss before minority interest                                                                       $(.32)             $(.02)
Minority interests in net loss of subsidiary                                                              .21                .02
                                                                                                       ------             ------
LOSS PER COMMON SHARE                                                                                   $(.11)           $  -
                                                                                                        =====            ====

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                                  1,995,357          1,905,357
                                                                                                    =========          =========

                                 - Exhibit 11 -



                                    Page 12.