Form 10QSB
period 1997-05-31
PRIDE INC
filed 1997-07-21
CIK 840159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the period ended May 31, 1997

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




     Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Common Stock, $.002 par value. 1,995,357 shares outstanding as of May 31, 1997.

                           PRIDE INC. AND SUBSIDIARIES


                                      INDEX



                                                                                                                  Page(s)
PART I.        Financial Information:
ITEM 1.        Financial Statements
               Consolidated Condensed Balance Sheets - May 31, 1997 (Unaudited)
               and November 30, 1996                                                                                 3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Six and Three Months Ended May 31, 1997 and 1996                                                      4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Six Months Ended May 31, 1997 and 1996                                                                5.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                              6.

ITEM 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                                 9.


PART II.       Other Information                                                                                    13.


SIGNATURES                                                                                                          14.

EXHIBITS:

    Exhibit 11 - Computation of Earnings (Loss) Per Share                                                           15.

    Exhibit 27 - Financial Data Schedule                                                                            16.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Financial Statements

                          PRIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                       May 31,           November 30,
                                                                                       1997                 1996
                                                                                       (Unaudited)      (As restated -
                                                                                                        see Note 1)
ASSETS:
  Cash and cash equivalents ........................................................   $     19,471    $    255,283
  Accounts receivable - net of allowance for doubtful accounts .....................      1,635,164       1,957,093
  Inventories ......................................................................      1,741,752       1,127,452
  Property, revenue producing vehicles and equipment - net (Note 2) ................     24,670,809      20,671,854
  Intangible assets - net (Note 3) .................................................      9,207,356       9,523,097
                                                                                       ------------    ------------

TOTAL ASSETS .......................................................................   $ 37,274,552    $ 33,534,779
                                                                                       ============    ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES (Note 4):
  Bank overdraft line of credit ....................................................   $  5,288,035    $  3,719,565
  Accounts payable .................................................................      1,527,430         654,920
  Accrued liabilities and expenses .................................................        488,519         517,915
  Bank debt ........................................................................        995,281       1,002,571
  Obligations under hire purchase contracts ........................................     14,187,097      11,034,951
  Loans payable - directors ........................................................         34,610            --
  Other loans - acquisition ........................................................      4,247,500       4,317,000
  Other liabilities ................................................................         14,919          33,560
                                                                                       ------------    ------------

TOTAL LIABILITIES ..................................................................     26,783,391      21,280,482
                                                                                       ------------    ------------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES (Note 5) ...........................      5,086,296       5,676,992
                                                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares authorized,
        none issued or outstanding .................................................           --              --
    Common stock, $.002 par value, 500,000,000 shares authorized,
        1,995,357 shares issued and outstanding ....................................          3,991           3,991
    Additional paid-in capital .....................................................      7,938,403       8,425,722
    Retained earnings (deficit) ....................................................     (2,041,106)     (1,555,104)
    Foreign currency translation ...................................................       (496,423)       (297,304)
                                                                                       ------------    ------------

                                                                                          5,404,865       6,577,305
                                                                                       ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................   $ 37,274,552    $ 33,534,779
                                                                                       ============    ============

        See notes to interim consolidated condensed financial statements.

                                     Page 3.


                          PRIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           For the Six Months Ended                 For the Three Months Ended
                                                                          May 31,                          May 31,
                                                        --------------------------------------------------------------
                                                     1997           1996           1997           1996


REVENUES:
    Contract hire income .........................   $ 3,525,059    $ 2,258,438    $ 1,872,575    $ 1,197,459
    Sale of contract hire vehicles ...............     4,233,001      2,496,380      2,298,622      1,355,996
    Fleet management and other income ............       511,542        488,060        358,563        243,699
                                                     -----------    -----------    -----------    -----------
                                                       8,269,602      5,242,878      4,529,760      2,797,154
                                                     -----------    -----------    -----------    -----------

EXPENSES:
    Cost of sales ................................     6,621,333      3,932,351      3,497,202      2,228,302
    General and administrative expenses ..........     1,542,058        679,160        779,424        271,738
    Amortization of goodwill and acquisition costs       316,592        315,360        158,296        157,680
    Interest expense and other ...................       810,274        459,123        452,580        251,787
    Research and development costs ...............       313,922           --          232,010           --
                                                                    -----------    -----------    -----------
                                                       9,604,179      5,385,994      5,119,512      2,909,507
                                                     -----------    -----------    -----------    -----------

LOSS BEFORE MINORITY INTERESTS ...................    (1,334,577)      (143,116)      (589,752)      (112,353)

    Minority interests in net loss of consolidated
      subsidiaries  (Note 4) .....................       848,575         67,619        369,631         45,348
                                                     -----------    -----------    -----------    -----------

LOSS BEFORE PROVISION FOR
    INCOME TAXES .................................      (486,002)       (75,497)      (220,121)       (67,005)

    Provision for income taxes ...................          --             --             --             --
                                                                    -----------    -----------    -----------

NET LOSS .........................................   $  (486,002)   $   (75,497)   $  (220,121)   $   (67,005)
                                                     ===========    ===========    ===========    ===========

LOSS PER COMMON SHARE (Note 6):
    Net loss before minority interest ............   $      (.67)   $      (.07)   $      (.30)   $      (.06)
    Minority interests in net loss of subsidiary .           .43            .03            .19            .03
                                                     -----------    -----------    -----------    -----------
LOSS PER COMMON SHARE ............................   $      (.24)   $      (.04)   $      (.11)   $      (.03)
                                                     ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING
    (Note 6) .....................................     1,995,357      1,913,717      1,995,357      1,921,987
                                                     ===========    ===========    ===========    ===========

        See notes to interim consolidated condensed financial statements.

                                     Page 4.

                          PRIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        For the Six Months Ended
                                                                                                May 31,
                                                                                        1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ......................................................................   $  (486,002)   $   (75,497)
      Adjustments to reconcile net loss to net cash provided by operating activities:
        Minority interests in net loss of subsidiaries ..............................      (848,575)       (67,619)
        Depreciation and amortization ...............................................     1,904,595      1,246,229
        Amortization of goodwill ....................................................       295,449        295,449
        (Gain) loss on disposal of fixed assets .....................................      (168,710)        (9,532)
        Provision for maintenance costs .............................................          --           23,691
      Changes in assets and liabilities:
        Decrease (increase) in accounts receivable ..................................       321,929        (95,331)
        (Increase) in inventories ...................................................      (614,299)      (171,772)
        Increase (decrease) in accounts payable, accrued expenses and
          other liabilities .........................................................       826,117     (1,182,573)
                                                                                        -----------    -----------
        Net cash provided (utilized) by operating activities ........................     1,230,504        (36,955)
                                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of revenue producing assets .........................................    (6,781,178)    (3,207,506)
      Proceeds from sale of fixed assets ............................................     1,037,985        570,037
                                                                                        -----------    -----------
        Net cash (utilized) by investing activities .................................    (5,743,193)    (2,637,469)
                                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from hire purchase contract funding ..................................     9,079,975      3,795,711
      Principal repayments of hire purchase contract funding ........................    (5,927,829)    (3,448,679)
      Principal payments of long-term debt ..........................................        (7,290)       (42,436)
      Loans received from (repaid to) directors .....................................        34,610       (123,668)
      Net proceeds from subsidiary's sale of stock ..................................        92,500      3,282,500
      Costs associated with subsidiary's sale of stock ..............................      (126,296)      (876,206)
      Net proceeds from bank lines of credit ........................................     1,568,470        467,809
      Payment of acquisition debt ...................................................       (42,500)          --
                                                                                        -----------    -----------
        Net cash provided by financing activities ...................................     4,671,640      3,055,031
                                                                                        -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES IN CASH .............................................      (394,763)         8,623
                                                                                        -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ................................      (235,812)       389,230

      Cash and cash equivalents, at beginning of year ...............................       255,283         73,946
                                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD .........................................   $    19,471    $   463,176
                                                                                        ===========    ===========

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

                On November 29, 1996, the Company, through PAG's newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of net assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of $6,067,000 was financed with the proceeds of a private debt offering which was completed, by PAG, in December 1996 and by loans. The acquisition was recorded using the purchase method of accounting. Fixed assets recorded as a result of this acquisition aggregated $3,038,182. In April 1997, the Company, through the services of an independent third-party expert, determined that the value of such fixed assets acquired was actually $6,643,365 at the date of acquisition. A portion of this increase ($1,990,215) was previously reflected as an intangible asset, which has now been reclassified. The balance of the increase of $1,614,968, recorded as negative goodwill, has been offset against non-current assets acquired. The balance sheet as of November 30, 1996 (year end) included herein has therefore been restated to reflect this corrected valuation as follows: Fixed Assets has been increased by $1,990,215 and Intangible Assets has been reduced by $1,990,215. In addition financial statements for the year ended November 30, 1996 have been restated to correct an error in the method by which the Company was reflecting the minority shareholders' interest in AC Automotive Group, Inc.

                 The effect of this  restatement  was to increase  the  minority interest liability and decrease additional paid-in capital as of November 30, 1996 in the amount of $307,919. The Company is in the process of preparing an amended Form 10-KSB to be filed with the Securities and Exchange Commission to reflect such restatements.




                                     Page 6.

                          PRIDE, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   1   -    DESCRIPTION OF COMPANY (Continued):

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

                In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride, Inc. and its wholly-owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of May 31, 1997 and the results of its operations for the six and three month periods ended May 31, 1997 and 1996, and its cash flows for the six month periods ended May 31, 1997 and 1996.

                The results of operations for the six and three month periods ended May 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE   2   -    FIXED ASSETS:

                Fixed assets consists of the following:
                                                                                   May 31,         November 30,
                                                                                  1997            1996

                Building and improvements                                     $  1,719,415         $  1,719,415
                Revenue producing vehicles                                      22,218,436           17,282,095
                Furniture, fixtures and machinery                                4,739,322            4,641,388
                Aircraft                                                           927,751              927,751
                                                                            --------------       --------------
                                                                                29,604,924           24,570,649
                Less:  accumulated depreciation                                  4,934,115            3,898,795
                                                                             -------------        -------------
                                                                               $24,670,809          $20,671,854
                                                                               ===========          ===========


NOTE   3   -    INTANGIBLE ASSETS:

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





                                     Page 7.

                          PRIDE, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   4   -    LIABILITIES:

                Included in liabilities as of May 31, 1997, are amounts in the aggregate of $13,140,301 which are not due and payable until after May 31, 1998. This amount consists of amounts due to trade creditors, loans payable and equipment notes payable.


NOTE   5   -    MINORITY INTERESTS IN SUBSIDIARIES:

                In April 1996, PAG successfully completed an initial public offering of its common stock, as a result of which the Company's investment in PAG was reduced to 56.55%. PAG owns 70% of a newly formed subsidiary AC Automotive Group, Inc., ("AC Group"). The minority interests liabilities represent the minority shareholders' portion of the equity in these two subsidiaries. In 1997, PAG completed a private placement of its common stock, as a result of which the Company's investment in PAG was reduced to 52.85%.


NOTE 6  -       COMMON STOCK / EARNINGS (LOSS) PER SHARE:

                Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented.



                                     Page 8.

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

                  In December 1995, Pride Automotive Group, Inc. consummated a private placement offering of common stock of 500,000 shares, which reduced the Company's ownership interest to 72.8%. In April 1996, Pride Automotive Group, Inc. completed an initial public offering of 592,500 shares of common stock at $5.00 per share and 2,000,000 redeemable common stock warrants, at a price of $.10 each. The effect of the offering was to reduce the Company's ownership interest to 56.55%. In 1997, PAG completed a private placement of its common stock, as a result of which the Company's investment in PAG was reduced to 52.85%.

                  On November 29, 1996, PAG, through its newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of speciality automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of PAG's common stock and by loans. Fixed assets recorded as a result of this acquisition aggregated $3,038,182. In April 1997, the Company, through the services of an independent third-party expert, determined that the value of such fixed assets acquired was actually $6,643,365 at the date of acquisition. A portion of this increase ($1,990,215) was previously reflected as an intangible asset, which has now been reclassified. The balance of the increase of $1,614,968, recorded as negative goodwill, has been offset against non-current assets acquired. The balance sheet as of November 30, 1996 (year end) included herein has therefore been restated to reflect this corrected valuation as follows:
                  Fixed Assets has been increased by $1,990,215 and Intangible Assets has been reduced by $1,990,215. In addition financial statements for the year ended November 30, 1996 have been restated to correct an error in the method by which the Company was reflecting the minority shareholders' interest in AC Automotive Group, Inc. The effect of this restatement was to increase the minority interest liability and decrease additional paid-in capital as of November 30, 1996 in the amount of $307,919. The Company is in the process of preparing an amended Form 10-KSB to be filed with the Securities and Exchange Commission to reflect such restatements.

                                     Page 9.

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

                  The financial information presented herein include: (i) Consolidated Condensed Balance Sheets as of May 31, 1997 and November 30, 1996 (as restated); (ii) Consolidated Condensed Statements of Operations for the Six and Three Month Periods Ended May 31, 1997 and 1996 and (iii) Consolidated Condensed Statements of Cash Flows for the Six Month Periods Ended May 31, 1997 and 1996.

                  Results of Operations

                  Revenues increased by $1,732,606 when comparing the three months ended May 31, 1997 and 1996; $359,657 of this increase relates to AC Cars, which commenced operations in December 1996. Contract hire revenues increased by $1,372,949 when comparing the three months period May 31, 1997 to the three months ended May 31, 1996. The primary reason for this 49% increase was due to an increase in revenues from contract hire, sale of vehicles at lease maturity and the selling of vehicles at low margins to take advantage of dealer bonuses. During this quarter, 128 new contracts were written as against 85 in the previous year. The average monthly rental of new contracts written was $608 per vehicle as against $512 per vehicle during the same quarter in 1996. During this quarter, 20 vehicles were disposed of on termination of contracts at an average profit of $3,275 per vehicle. During the same quarter in 1996, 30 vehicles were disposed of at an average profit of $2,910 per vehicle.

                  For the six month period May 31, 1997, revenues increased by $3,026,724 or 58%, when compared to the same period in 1996. $604,220 of this increase is attributable to AC Cars, which commenced operations in December 1996, an increase in revenues from contract hire, sale of vehicles at lease maturity and the selling of vehicles at low margins to take advantage of dealer bonuses. During this period, 245 new contracts were written at an average rental of $586 per vehicle as against 126 contracts in the corresponding period in 1996 at an average rental of $498 per vehicle. For the six months period ending May 31, 1997, 60 vehicles were disposed of on termination of contracts at an average profit of $2,759 per vehicle as against 45 vehicles being disposed in the corresponding period in 1996 at an average profit of $2,658 per vehicle. As of May 31, 1997, 1,528 vehicles were under lease and management compared to 1,220 vehicles as at May 31, 1997.

                  Cost of sales, including depreciation, as of percent of sales, decreased from 79% to 75% when comparing the three months ended May 31, 1997 and 1996, respectively. Management attributes this decrease mainly to the increased profitability on sale of vehicles on termination of contracts during the quarter and the writing of more profitable contracts.


                                    Page 10.

                  Cost of sales, including depreciation, increased from 75% to 77% as a percent of revenue, when comparing the six months ended May 31, 1997 and 1996. Management attributes this increase primarily to the increase in buying and selling of vehicles and selling onto third parties at low margins to take advantage of dealer bonuses, adopting a more prudent approach to estimating residual values of vehicles, thereby increasing the depreciation expense and cost of sales and reducing the residual risk, and the inclusion of the AC Cars operations.

                  General and administrative expenses increased by $507,686 when comparing the three month periods May 31, 1997 and 1996. This increase is mainly due to increase in staff as result of growth of business, normal increase in running costs of the business, and administration costs of $387,342 attributable to AC Cars. For the six month period ending May 31, 1997, general and administrative expenses increased by $862,898. This increase is mainly due to the inclusion of the administration costs of AC Cars of $776,457 and the increase in staff and normal running costs associated with increase in business.

                  Interest expense increased by 80% when comparing the three months ended May 31, 1997 and 1996. 54% or $107,581 of this increase is attributed to funding AC Cars while the balance is the result of the increased cost of funding new contract hire business. Interest expense increased by 76% when comparing the six months ended May 31, 1997 and 1996. 53% or $185,964 of this increase is attributed to funding of AC Cars while the balance is the result of the increased cost of funding new contract hire business.

                  Certain costs incurred by AC Cars have been classified as research and development costs. These costs relate to research and development incurred on the manufacture and distribution of the AC Cobra and AC Ace and are separately disclosed. Research and development costs amounted to $313,922 and $232,010 for the six months and three months ended May 31, 1997, respectively.

                  The shortfall in the working capital requirements of AC Cars has being funded by the contract hire operations which have obtained increased bank lines of credit for this purpose. This will continue in the future until AC Cars is self supportive and able to fund its own working capital requirements. The repayment of the monies to the contract hire operations will be funded out proceeds of vehicle sales.

                  Consolidated

                  For the three months ended May 31, 1997, the Company reported a loss of $431,456 before amortization and minority interests, as compared to a profit of $45,327 for the same period in 1996. The reason for this, is that this quarter includes the trading losses of AC Cars. The quarter loss comprises a loss of $860,870 before amortization and minority interests in AC Cars.

                  For the six month period ended May 31, 1997, the Company reported a loss of $1,017,985 before amortization and minority interests as compared to a profit of $172,244 for the same period in 1996. The loss comprises of $1,332,653 before amortization and minority interests in AC Cars.


                                    Page 11.

                  Liquidity and Capital Resources

                  In December 1997, PAG completed a private placement of 18 1/2 units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of PAG's common stock for an aggregate price of $100,000 per unit. The proceeds have been used to satisfy a portion of the debt owed for the acquisition of AC Car Group Limited.

                  The Company acquires new vehicles as required. There are no material planned capital expenditures at the present time.

                  Other

                  Except for historical information contained herein, the matters set forth above may be forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending in the Company's industry, the competitive environment, the ability to the Company to expand its operations, the level of costs incurred in connection with the Company's expansion efforts and economic conditions. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                                    Page 12.

PART II.  OTHER INFORMATION

                          Part II - Other Information

ITEM 1.  Legal Proceedings.  None.

ITEM 2.  Changes in Securities.  None.

ITEM 3.  Defaults Upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote.  None.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibit and Reports on Form 8-k.

            (a)  Exhibit 27 Financial Data Schedule.

            (b)  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized


Dated:   July 17, 1997

Pride, Inc.
by: \s\ Alan Lubinsky
Alan Lubinsky




                          PRIDE, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                                   (Unaudited)


                                               For the Six Months Ended      For the Three Months Ended
                                                       May 31,                      May 31,

                                                 1997           1996           1997           1996

LOSS BEFORE MINORITY INTERESTS ...............   $(1,334,577)   $  (143,116)   $  (589,752)   $  (112,353)

Minority interests in net loss of consolidated
subsidiaries  (Note 4) .......................       848,575         67,619        369,631         45,348
                                                 -----------    -----------    -----------    -----------

LOSS BEFORE PROVISION FOR INCOME
TAXES ........................................      (486,002)       (75,497)      (220,121)       (67,005)

Provision for income taxes ...................          --             --             --             --
                                                                               -----------    -----------

NET LOSS .....................................   $  (486,002)   $   (75,497)   $  (220,121)   $   (67,005)
                                                 ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING ....................     1,995,357      1,913,717      1,995,357      1,921,987
                                                 ===========    ===========    ===========    ===========

LOSS PER COMMON SHARE:
Net loss before minority interest ............   $      (.67)   $      (.07)   $      (.30)   $      (.06)
Minority interests in net loss of subsidiary .           .43            .03            .19            .03
                                                 -----------    -----------    -----------    -----------
LOSS PER COMMON SHARE ........................   $      (.24)   $      (.04)   $      (.11)   $      (.03)
                                                 ===========    ===========    ===========    ===========

                                 - Exhibit 11 -


                                    Page 15.