Form 10QSB/A
period 1996-11-30
PRIDE INC
filed 1997-09-19
CIK 840159

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

On November 29, 1996, PAG through its newly formed majority owned subsidiary AC Automotive Group, Inc. and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), acquired certain of the assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of approximately $6,000,000 was financed by the sale of common stock and by loans. The acquisition involved the purchase of plant and equipment, the brand name, inventories and an aircraft and has been recorded using the purchase method of accounting. (See also Note 19c - notes to financial statements).

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

Income (loss) before taxes for the years ended November 30, 1996 and 1995, prior to amortization of goodwill for the period ($635,000 and $631,000, respectively) aggregated $306,000 and ($389,000), respectively. This improvement was primarily due to the increased revenues as described above and a portion of the losses being allocated to minority shareholders. For the year ended November 30, 1996, the Company reflected a net loss of ($328,741) or $.16 per share. For the year ended November 30, 1995, the Company reported a net loss of ($1,019,624) or $.54 per share.

Liquidity and Capital Resources

Due to the nature of the Company's business, namely contract leasing of motor vehicles which are fixed long-term assets, the balance sheet has been prepared on an unclassified basis. Accordingly, there is no classification of current assets and current liabilities. At November 30, 1996 and 1995, the Company's balance sheet reflected cash of $255,000 and $74,000, respectively, accounts receivable of $1,936,000 and $1,256,000, respectively, and total assets of $33,535,000 and $21,426,000, respectively. The principal reasons for the increase in total assets are the acquisition described above, an increase in contract hire vehicles available for lease and the proceeds from PAG's initial public offering.

In December 1995, PAG completed a private placement offering selling 20 units, each unit consisting of 25,000 shares of Common Stock, at $6,000 per unit for aggregate gross proceeds of $120,000 ($.24 per share).

In April 1996 PAG successfully completed an initial public offering of its common stock, which yielded net proceeds to the Company of $2,166,000.

The Company's total assets as of November 30, 1996 and 1995 include intangible assets of $9,544,000 and $10,141,000, respectively. These intangible assets consist of the unamortized portion of the costs over net assets acquired in acquisitions, which are being amortized over periods ranging from 10 to 20 years. When adjusted for these intangible assets, the net tangible book value of the Company at November 30, 1996 and 1995 would be approximately ($2,967,000) and $1,172,000, respectively.

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

During the year ended November 30, 1995, the Company generated cash flows from operating activities aggregating approximately $2,450,000. During the year ended November 30, 1996, the Company generated $456,000 of cash flows from operations.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                     Page Nos

Independent Auditors' Report .....................................................   F - 2

Financial Statements:

    Consolidated Balance Sheets as of November 30, 1996 and 1995 .................   F - 3

    Consolidated Statements of Operations for the Years Ended November 30, 1996
    and 1995 .....................................................................   F - 4

    Consolidated Statement of Changes in Shareholders' Equity for the Two Years in
    the Period Ended November 30, 1996 ...........................................   F - 5

    Consolidated Statements of Cash Flows for the Years Ended November 30, 1996
    and 1995 .....................................................................   F - 6


Notes to Consolidated Financial Statements .......................................   F - 7

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









MARBEL ARCH HOUSE        FEBRUARY 14, 1997 EXCEPT
66-68 SEYMOUR STREET     AS TO NOTES 12 AND 19(c)
LONDON W1H 5AH           WHICH ARE DATED                              CIVVALS
UNITED KINGDOM           JUNE 26, 1997                     CHARTERED ACCOUNTANTS

                           PRIDE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                              - ASSETS (Note 6a) -

                                                                                          November 30,
                                                                                        1996             1995
                                                                                        ---------------  ----------

ASSETS:
    Cash and cash equivalents .......................................................   $    255,283    $     73,946
    Accounts receivable (Notes 2c and 3) ............................................      1,936,166       1,255,690
    Inventories (Note 2d) ...........................................................      1,127,452          31,137
    Property, revenue producing vehicles and equipment - net
      (Notes 2e, 4, 6,  7 and 19c) ..................................................     20,671,854       9,924,318
    Intangible assets - net (Notes 2f and 19c) ......................................      9,544,293      10,141,130
                                                                                        ------------    ------------
TOTAL ASSETS ........................................................................   $ 33,535,048    $ 21,426,221
                                                                                        ============    ============

                                             - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
    Bank line of credit (Note 6a) ...................................................   $  2,964,465    $  1,093,680
    Accounts payable ................................................................        654,920       1,328,455
    Accrued liabilities and expenses (Note 5) .......................................        490,915         358,892
    Bank debt (Note 6b) .............................................................      1,002,571       1,070,492
    Obligations under hire purchase contracts (Note 7) ..............................     11,034,951       5,578,565
    Loans payable - directors (Note 9) ..............................................           --           149,938
    Other liabilities (Note 8) ......................................................         33,560         532,804
    Acquisition debt payable (Note 10) ..............................................      5,098,470            --
                                                                                                        ------------
TOTAL LIABILITIES ...................................................................     21,279,852      10,112,826
                                                                                        ------------    ------------

MINORITY INTERESTS IN SUBSIDIARIES (Note 12) ........................................      5,677,891            --
                                                                                                        ------------

COMMITMENTS AND CONTINGENCIES (Notes 15, 18 and 19)

SHAREHOLDERS' EQUITY (Notes 11, 13 and 14):
    Preferred stock, $.001 par value, 5,000,000 shares authorized none
      issued or outstanding .........................................................           --              --
    Common stock, $.002 par value, 500,000,000 shares authorized 1,995,357 and
      1,905,357 shares issued and outstanding in 1996 and 1995, respectively ........          3,991           3,811
    Additional paid-in capital ......................................................      8,425,722      12,126,311
    Retained earnings (deficit) .....................................................     (1,555,104)     (1,226,363)
    Foreign currency translation (Note 2h) ..........................................       (297,304)        409,636
                                                                                        ------------    ------------

TOTAL SHAREHOLDERS' EQUITY ..........................................................      6,577,305      11,313,395
                                                                                        ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................................   $ 33,535,048    $ 21,426,221
                                                                                        ============    ============




                See notes to consolidated financial statements.

                           PRIDE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     November 30,
                                                             1996             1995
                                                             ----------------  ----------

REVENUES (Notes 2i and 15):
    Contract hire income ..............................   $  6,286,677    $  4,723,539
    Sale of vehicles ..................................      5,839,080       4,629,860
    Fleet management and other income .................        856,341         369,657
    Gain on sale of investment ........................           --            54,780
                                                          ------------    ------------

TOTAL REVENUES ........................................     12,982,098       9,777,836
                                                          ------------    ------------

COSTS AND EXPENSES:
    Cost of sales .....................................     10,272,334       7,596,580
    General and administrative expenses ...............      1,834,815       1,940,539
    Amortization of goodwill ..........................        634,813         630,718
    Interest and other ................................        884,223         629,623
                                                          ------------    ------------

                                                            13,626,185      10,797,460

LOSS BEFORE MINORITY INTERESTS AND
    PROVISION FOR INCOME TAXES ........................       (644,087)     (1,019,624)

    Minority interests (Note 12) ......................        315,346            --
                                                                          ------------

LOSS BEFORE PROVISION FOR INCOME TAXES ................       (328,741)     (1,019,624)

    Provision for income taxes (Notes 2g and 16) ......           --              --
                                                                          ------------

NET LOSS ..............................................   $   (328,741)   $ (1,019,624)
                                                          ============    ============

LOSS PER COMMON AND DILUTIVE COMMON
    EQUIVALENT SHARE (Note 2j):
         Net loss before minority interest ............   $       (.32)   $       (.54)
         Minority interests in net loss of subsidiaries            .16            --
                                                          ------------    ------------
NET LOSS PER SHARE ....................................   $       (.16)   $       (.54)
                                                          ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING (Note 2j) ...........      1,995,357       1,892,440
                                                          ============    ============





                See notes to consolidated financial statements.

                           PRIDE INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                         Shares                  Additional   Retained    Foreign       Total
                                                         (As Restated   Common   Paid-in      Earnings    Currency      Shareholders
                                                         See Note 13)   Stock    Capital      (Deficit)   Translation   Equity

Balance at December 1, 1994 .............................1,750,357      $3,501   $11,971,621  $(206,739)  $97,190       $11,865,573

Shares issued in exchange for debt (Notes 11 and 13) ....155,000        310      154,690      --          --            155,000

Foreign currency translation adjustment .................--             --       --           --          312,446       312,446

Net loss for the year ended November 30, 1995 ...........--             --       --           (1,019,624) --            (1,019,624)


Balance at November 30, 1995 ............................1,905,357      3,811    12,126,311   (1,226,363) 409,636       11,313,395

Compensatory stock (Note 13) ............................90,000         180      5,820        --          --            6,000

Minority interest in shareholders equity at time of issue
of shares in subsidiary (Note 12) .......................--             --       (3,706,409)  --          --            (3,706,409)

Foreign currency translation adjustment .................--             --       --           --          (706,940)     (706,940)

Net loss for the year ended November 30, 1996 ...........--             --       --           (328,741)   --            (328,741)


BALANCE AT NOVEMBER 30, 1996 ............................1,995,357      $3,991   $8,425,722   $(1,555,104) $(297,304)   $6,577,305

                See notes to consolidated financial statements.

                           PRIDE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               November 30,
                                                                                       1996             1995
                                                                                       ---------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) .....................................................................   $   (328,741)   $ (1,019,624)
      Adjustments to reconcile net  (loss) to net cash (utilized)provided by operating activities:
          Depreciation and amortization ............................................      2,354,942       2,361,515
          Minority interests in net loss of subsidiary .............................       (315,346)           --
          Amortization of goodwill .................................................        594,735         630,718
          (Gain) loss on disposal of fixed assets ..................................       (119,030)        223,446
          Provision for maintenance costs ..........................................        (18,524)       (176,302)
      Changes in assets and liabilities:
        (Increase) in accounts receivable ..........................................       (556,622)       (369,352)
        (Increase) decrease in inventories .........................................       (198,591)        111,382
        (Decrease) increase in accounts payable, accrued expenses and bank overdraft       (956,502)        688,651
                                                                                       ------------    ------------
        Net cash (utilized) provided by operating activities .......................        456,321       2,450,434
                                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of fixed assets .....................................................     (9,858,724)     (3,433,132)
      Acquisition of  assets in new subsidiary .....................................       (969,279)           --
      Proceeds from sales of fixed assets ..........................................      2,068,601         906,727
                                                                                       ------------    ------------
      Net cash (utilized) by investing activities ..................................     (8,759,402)     (2,526,405)
                                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Bank lines of credit .........................................................      1,870,785            --
      Minority shareholders investment in subsidiary ...............................      2,285,929            --
      Repayment of loans receivable ................................................           --           123,148
      Loans received from officers .................................................           --           149,938
      Loans repaid to affiliates ...................................................           --          (132,147)
      Loans repaid to officers .....................................................       (294,719)           --
      Principal payments of long term debt .........................................        (67,921)        (92,375)
      Proceeds from hire purchase contract funding .................................     11,530,175       3,262,390
      Principal repayments of hire purchase contract funding .......................     (6,073,790)     (3,495,819)
                                                                                       ------------    ------------
      Net cash provided (utilized) by financing activities .........................      9,250,459        (184,865)
                                                                                       ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ............................................       (766,041)        312,446
                                                                                       ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................................        181,337          51,610

      Cash and cash equivalents, beginning of year .................................         73,946          22,336
                                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR .............................................   $    255,283    $     73,946
                                                                                       ============    ============

SUPPLEMENTAL INFORMATION:
      (i) In November 1996, the Company acquired certain of the assets of AC Cars Limited aggregating $6,067,749 and incurred debt obligations aggregating $5,098,470

      (ii)The loss on the disposal of fixed assets resulted from the sale of certain non-revenue producing assets whereby the proceeds were less than the carrying value

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

               On November 29, 1996, the Company, through PAG's newly formed majority owned subsidiary, AC Automotive Group Inc and its wholly owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of net assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of $6,067,000 is being financed with the proceeds of a private debt offering which was completed, by PAG, in December 1996 (see Note 19a) and by loans (see Note 10). The acquisition has been recorded using the purchase method of accounting (see also Note 19c).

 .

                           PRIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE 1 - DESCRIPTION OF COMPANY (Continued):

               The following unaudited pro-forma results of operations assume the acquisition occurred as of March 1, 1996 (amounts in millions except per share data):

Revenues ............   $   14.3
Net loss ............       (2.1)
Loss per common share   $   (1.05)

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

               As of November 30, 1996 and 1995, inventories consisted of the following:

                              1996           1995
                              ------------- ------

Vehicles held for resale   $  124,932   $   31,137
Finished goods .........      180,307         --
Work-in-progress .......      684,305         --
Spare parts ............      137,908         --
                           ----------   ----------
                           $1,127,452   $   31,137
                           ==========   ==========

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

               In November 1996, the PAG acquired certain of the assets of AC Cars Limited and Autokraft Limited (see Note 1). The purchase price exceeded the tangible net assets acquired by $16,780. This amount was assigned to the brand name and is to be amortized over 20 years on a straight-line basis. See also Note 19c.

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

       (l)     Lease Agreements:

               The Company leases vehicles with terms generally ranging from two to four years. The following table shows the future minimum lease payments of existing leases, to be received net of related costs (see also Note 7):

         November 30, 1997 ............   $ 5,103,977
         November 30, 1998 ............     4,390,779
         November 30, 1999 ............     2,634,819
         November 30, 2000 ............     1,007,729
                                          -----------
Total minimum lease payments receivable
net of executory costs ................   $13,137,304

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

                           PRIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE   3  -    ACCOUNTS RECEIVABLE:

               Accounts receivable consists of the following:

                              1996           1995
                              -------------- ---------

Trade receivables ..........   $1,288,074   $  955,437
Lease maintenance receivable      330,902       69,182
Value added Tax ............      102,114       97,707
Other ......................      215,076      133,364
                               ----------   ----------
                               $1,936,166   $1,255,690

               Included in the above trade receivables is $59,002 due on a long term basis as of November 30,1996.

               Based upon past experience, the Company has deemed that no allowance for uncollectible accounts is necessary.


NOTE   4  -    FIXED ASSETS AND DEPRECIATION:

               Fixed assets consist of the following:

                                                       1996          1995
                                                -----------   -----------

Buildings and improvements ..................   $ 1,719,415   $ 1,719,415
Revenue producing vehicles ..................    17,282,095    11,989,192
Furniture, fixtures, plant and equipment ....     4,641,388       519,753
Aircraft ....................................       927,751          --
                                                              -----------
                                                 24,570,649    14,228,360
Less: accumulated depreciation (including
       $3,388,495 and $3,853,753 of
       accumulated depreciation on revenue
       producing vehicles) for 1996 and 1995,
       respectively .........................     3,898,795     4,304,042
                                                -----------   -----------
                                                $20,671,854   $ 9,924,318
                                                ===========   ===========

               Depreciation expense for the years ended November 30, 1996 and 1995 aggregated $2,295,164 and $2,415,117 respectively.

               One of the buildings owned by Pride Management is not currently being utilized by the Company. This building is being leased to an unrelated party at an annual rent of approximately $80,000 per annum.

                           PRIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE   5  -    ACCRUED LIABILITIES AND EXPENSES:

               Accrued liabilities and expenses consist of the following:

                                   1996      1995
                                   --------- --------

Taxes other than income taxes    $418,082   $333,586
Miscellaneous accrued expenses     72,833     25,306
                                   --------  --------
                                   $490,915 $358,892

NOTE   6  -    BANK LOANS/LINE OF CREDIT:

       (a) The Company has a $2,684,800 line of credit with a bank at an interest rate of 3% in excess of the base rate (6% as of November 30, 1996). This line of credit is payable on demand and is secured by all assets of the Company other than revenue producing vehicles and buildings which are already pledged (see Notes 6b and 7). As of November 30, 1996, the bank had granted a temporary increase in the line to $3,720,000 at similar terms.

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


NOTE  10  -           ACQUISITION DEBT PAYABLE:

     As of November 30, 1996 acquisition debt payable (see Note 1) consisted of the following:

Unsecured notes payable on demand after October 31, 1999;
interest payable quarterly at 8% per annum ..............   $1,678,000

Unsecured  notes  payable  on demand  after May 31, 1998;
interest payable quarterly at 2% above the base rate
                                                               839,000

Other short-term notes payable (see Note 19) ............    2,581,470
                                                            ----------
                                                            $5,098,470

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

               In April 1996, PAG successfully completed an initial public offering of its common stock, as a result of which the Company's investment in PAG was reduced to 56.55%. The Company has recorded a charge to additional paid-in capital of $3,706,409 in order to properly reflect the aggregate minority interest liability at $5,677,891 which represents 43.45% of the net assets of PAG including the minority interest in PAGs 70% owned, newly formed, subsidiary, AC Automotive Group Inc.


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

               The provisions for United Kingdom income taxes utilizing the requirements of SFAS No 109 consisted of the following for the years ended November 30, 1996 and 1995:

                                          1996         1995
                                     ---------    ---------

Current tax expense ..............   $ 760,350    $ 860,000
Deferred tax expense .............     174,650         --
Investment tax credits on vehicles    (935,000)    (860,000)
                                     ---------    ---------
                                     $$$$$$$$$    $$$$$$$$$
                                     =========    =========

                           PRIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1996 AND 1995


NOTE  16  -           INCOME TAXES (Continued):

               The components of the deferred tax asset, pursuant to SFAS No 109, as of November 1996, are as follows:

                                  1996        1995

Operating loss carryforward   $ 38,000    $ 51,000
Valuation allowance .......    (38,000)    (51,000)
                              --------    --------
                              $$$$$$$$    $$$$$$$$
                                          ========

               The Company has available operating losses carryforwards for tax purposes aggregating approximately $112,000 as of November 30, 1996, which may result in a deferred tax asset. The Company has recognized this asset but has provided a valuation allowance for the full amount since there is no assurance that such losses will be utilized in the near future.


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

       (a) In December 1996, PAG completed a private placement of 14 units, each unit consisting of a 10% promissory note of $95,000 and 10,000 shares of PAG's common stock for an aggregate price of $100,000 per unit. The gross proceeds of $1,400,000 was used to satisfy a portion of the debt owed re: the acquisition of AC Cars (see Notes 1 and 10).

       (b) The Company also entered into a loan agreement with its bank for $755,100 with interest payable at 8% per annum, secured by a first lien on the aircraft owned by the Company as a result of the acquisition described in Note 1. This loan is to be repaid from the proceeds of the sale of the aircraft.

       (c)     In connection  with the  acquisition of AC Cars Limited (see Note
               1) PAG originally recorded fixed assets aggregating $3,038,182 and intangible assets aggregating $1,990,215. In April 1997, PAG, through the services of an independent third-party expert, determined that the value of the fixed assets was actually $6,643,365. Accordingly, as of the date of acquisition, PAG reclassified the intangible assets to fixed assets, and recorded negative goodwill of $1,614,968 in order to reflect the increased value of the fixed assets acquired. In accordance with Accounting Principles Board Opinion No. 16, the negative goodwill has been offset against non-current assets acquired.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of September, 1997.


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



/s/ Alan Lubinsky                  President, Secretary and Chairman            9/18/97
ALAN LUBINSKY                      of the Board of Directors (Principal         Date
                                   Executive Officer)


/s/ Ivan Averbuch                  Chief Financial Officer                      9/18/97
IVAN AVERBUCH                                                                   Date


/s/ Allan Edgar                    Director                                     9/18/97
ALLAN EDGAR                                                                     Date