Form 10QSB
period 1997-08-31
PRIDE INC
filed 1997-10-15
CIK 840159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the period ended August 31, 1997

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




     Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Common Stock, $.002 par value. 1,995,357 shares outstanding as of August 31, 1997.

                           PRIDE INC. AND SUBSIDIARIES


                                      INDEX



                                                                                          Page(s)

PART I Financial Information:
ITEM 1 Financial Statements
               Consolidated Condensed Balance Sheets - August 31, 1997 (Unaudited)
               and November 30, 1996 ..................................................   3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Nine and Three Months Ended August 31, 1997 and 1996 ...................   4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Nine Months Ended August 31, 1997 and 1996 .............................   5.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)   6.

ITEM 2   Management's Discussion and Analysis of Financial Condition and
               Results of Operations ..................................................   9.


PART II Other Information                                                                 13.


SIGNATURES ............................................................................   14.

EXHIBITS:

    Exhibit 11 - Computation of Earnings (Loss) Per Share .............................   15.

    Exhibit 27 - Financial Data Schedule ..............................................   16.


PART I.        FINANCIAL INFORMATION

ITEM 1.        Financial Statements

                          PRIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -


                                                                                      August 31,         November 30,
                                                                                       1997                 1996
                                                                                      (Unaudited)      (As restated -
                                                                                                       see Note 1)
ASSETS:
  Cash and cash equivalents ........................................................   $     41,453    $    255,283
  Accounts receivable - net of allowance for doubtful accounts .....................      2,010,855       1,936,166
  Inventories ......................................................................      1,691,941       1,127,452
  Property, revenue producing vehicles and equipment - net (Note 2) ................     26,699,630      20,671,854
  Intangible assets - net (Note 3) .................................................      9,048,673       9,544,293
                                                                                       ------------    ------------

TOTAL ASSETS .......................................................................   $ 39,492,552    $ 33,535,048
                                                                                       ============    ============

                                            - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES (Note 4):
  Bank overdraft line of credit ....................................................   $  5,972,743    $  2,964,465
  Accounts payable .................................................................      2,763,192         654,920
  Accrued liabilities and expenses .................................................        374,944         490,915
  Bank debt ........................................................................        948,782       1,002,571
  Obligations under hire purchase contracts ........................................     15,326,166      11,034,951
  Loans payable - directors ........................................................         34,610            --
  Other loans - acquisition ........................................................      4,274,500       5,098,470
  Other liabilities ................................................................        127,215          33,560
                                                                                       ------------    ------------

TOTAL LIABILITIES ..................................................................     29,822,152      21,279,852
                                                                                       ------------    ------------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES (Note 5) ...........................      4,681,944       5,677,891
                                                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares authorized,
        none issued or outstanding .................................................           --              --
    Common stock, $.002 par value, 500,000,000 shares authorized,
        1,995,357 shares issued and outstanding ....................................          3,991           3,991
    Additional paid-in capital .....................................................      7,910,046       8,425,722
    Retained earnings (deficit) ....................................................     (2,525,510)     (1,555,104)
    Foreign currency translation ...................................................       (400,071)       (297,304)
                                                                                       ------------    ------------

                                                                                          4,988,456       6,577,305
                                                                                       ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................   $ 39,492,552    $ 33,535,048
                                                                                       ============    ============

        See notes to interim consolidated condensed financial statements.

                                     Page 3.

                          PRIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     For the Nine Months Ended       For the Three Months Ended
                                                            August 31,                          August 31,

                                                     1997            1996           1997             1996

REVENUES:
    Contract hire income .........................   $  5,571,724    $  3,524,377    $  2,046,665    $  1,265,939
    Sale of contract hire vehicles ...............      5,859,791       4,105,599       1,626,790       1,609,219
    Fleet management and other income ............      1,104,908         714,750         593,366         226,690
                                                     ------------    ------------    ------------    ------------
                                                       12,536,423       8,344,726       4,266,821       3,101,848
                                                     ------------    ------------    ------------    ------------

EXPENSES:
    Cost of sales ................................     10,019,382       6,418,409       3,398,049       2,486,058
    General and administrative expenses ..........      2,316,820       1,025,129         774,762         345,969
    Amortization of goodwill and acquisition costs        474,887         473,399         158,295         158,039
    Interest expense and other ...................      1,330,278         724,435         520,004         265,312
    Research and development costs ...............        691,166            --           377,244            --
                                                                     ------------    ------------    ------------
                                                       14,832,533       8,641,372       5,228,354       3,255,378
                                                     ------------    ------------    ------------    ------------

LOSS BEFORE MINORITY INTERESTS ...................     (2,296,110)       (296,646)       (961,533)       (153,530)

    Minority interests in net loss of consolidated
      subsidiaries  (Note 4) .....................      1,325,704         133,520         493,440          65,901
                                                     ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR
    INCOME TAXES .................................       (970,406)       (163,126)       (468,093)        (87,629)

    Provision for income taxes ...................           --              --              --              --
                                                                     ------------    ------------    ------------

NET LOSS .........................................   $   (970,406)   $   (163,126)   $   (468,093)   $    (87,629)
                                                     ============    ============    ============    ============

LOSS PER COMMON SHARE (Note 6):
    Net loss before minority interest ............   $      (1.15)   $       (.15)   $       (.48)   $       (.08)
    Minority interests in net loss of subsidiary .            .66             .07             .24             .04
                                                     ------------    ------------    ------------    ------------
LOSS PER COMMON SHARE ............................   $      (0.49)   $       (.08)   $       (.24)   $       (.04)
                                                     ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING
    (Note 6) .....................................      1,995,357       1,990,775       1,995,357       1,995,357
                                                     ============    ============    ============    ============

        See notes to interim consolidated condensed financial statements.





                                     Page 4.

                          PRIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                        For the Nine Months Ended
                                                                                            August 31,
                                                                                        1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ......................................................................   $   (970,406)   $   (163,126)
      Adjustments to reconcile net loss to net cash provided by operating activities:
        Minority interests in net loss of subsidiaries ..............................     (1,325,704)       (133,520)
        Depreciation and amortization ...............................................      2,909,949       2,013,901
        Amortization of goodwill ....................................................        474,424         443,174
        (Gain) loss on disposal of fixed assets .....................................       (193,752)        (46,078)
        Provision for maintenance costs .............................................           --            31,679
      Changes in assets and liabilities:
        (Increase) in accounts receivable ...........................................        (74,689)       (336,706)
        (Increase) in inventories ...................................................       (564,489)       (277,523)
        Increase (decrease) in accounts payable, accrued expenses and
          other liabilities .........................................................      2,085,956      (1,062,869)
                                                                                        ------------    ------------
        Net cash provided by operating activities ...................................      2,341,289         468,932
                                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of revenue producing assets .........................................    (10,162,619)     (6,438,370)
      Proceeds from sale of fixed assets ............................................      1,443,250       1,195,509
                                                                                        ------------    ------------
        Net cash (utilized) by investing activities .................................     (8,719,369)     (5,242,861)
                                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from hire purchase contract funding ..................................     14,438,622       7,628,185
      Principal repayments of hire purchase contract funding ........................    (10,147,407)     (5,533,009)
      Principal payments of long-term debt ..........................................        (53,789)        (43,537)
      Loans received from (repaid to) directors .....................................         34,610        (113,628)
      Proceeds from subsidiary's sale of stock ......................................         92,500       3,282,500
      Costs associated with subsidiary's sale of stock ..............................       (180,137)       (876,206)
      Net proceeds from bank lines of credit ........................................      3,008,278         452,301
      Payment of acquisition debt ...................................................       (823,970)           --
                                                                                        ------------    ------------
        Net cash provided by financing activities ...................................      6,368,707       4,796,606
                                                                                        ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES IN CASH .............................................       (204,457)        (68,571)
                                                                                        ------------    ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS .........................................       (213,830)        (45,894)

      Cash and cash equivalents, at beginning of year ...............................        255,283          73,946
                                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD .........................................   $     41,453    $     28,052
                                                                                        ============    ============

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

                Pride Management Services Plc ("PMS") is a holding company of nine subsidiaries which are engaged in the leasing of motor vehicles, primarily on contract hire, to local authorities and selected corporate customers throughout the United Kingdom.

                On November 29, 1996, the Company, through PAG's newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of net assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of $6,067,000 was financed with the proceeds of a private debt offering which was completed, by PAG, in December 1996 and by loans. The acquisition was recorded using the purchase method of accounting. Fixed assets recorded as a result of this acquisition aggregated $3,038,182. In April 1997, the Company, through the services of an independent third-party expert, determined that the value of such fixed assets acquired was actually $6,643,365 at the date of acquisition. A portion of this increase ($1,990,215) was previously reflected as an intangible asset, and has been reclassified. The balance of the increase of $1,614,968, recorded as negative goodwill, has been offset against non-current assets acquired. The balance sheet as of November 30, 1996 (year end) included herein has therefore been restated to reflect this corrected valuation as follows:
                Fixed Assets has been increased by $1,990,215 and Intangible Assets has been reduced by $1,990,215. In addition financial statements for the year ended November 30, 1996 have been restated to correct an error in the method by which the Company was reflecting the minority shareholders' interest in AC Automotive Group, Inc. The effect of this restatement was to increase the minority interest liability and decrease additional paid-in capital as of November 30, 1996 in the amount of $307,919. The Company has filed an amended Form 10-KSB with the Securities and Exchange Commission to reflect such restatements.




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

                In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride, Inc. and its wholly-owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of August 31, 1997 and the results of its operations for the nine and three month periods ended August 31, 1997 and 1996, and its cash flows for the nine month periods ended August 31, 1997 and 1996.

                The results of operations for the nine and three month periods ended August 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE   2   -    FIXED ASSETS:

                Fixed assets consists of the following:
                                                                             August 31,    November 30,
                                                                             1997          1996

Building and improvements ................................................   $ 1,719,415   $ 1,719,415
Revenue producing vehicles ...............................................    25,056,005    17,282,095
Furniture, fixtures and machinery ........................................     4,519,731     4,641,388
Aircraft .................................................................       927,751       927,751
                                                                             -----------   -----------
                                                                              32,222,902    24,570,649
Less:  accumulated depreciation ..........................................     5,523,272     3,898,795
                                                                             -----------   -----------
                                                                             $26,699,630   $20,671,854
                                                                             ===========   ===========



NOTE   3   -    INTANGIBLE ASSETS:

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

                Included in liabilities as of August 31, 1997, are amounts in the aggregate of $13,773,911 which are not due and payable until after August 31, 1998. This amount consists of amounts due to trade creditors, loans payable and equipment notes payable.


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

                In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" ("SFAS 128"), which changes the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. SFAS 128 is effective for financial statements for periods ended after December 15, 1997. The Company will adopt SFAS 128 for the year ended November 30, 1997, and accordingly restate prior periods, as early adoption is not permitted. Statement No. 128 is not expected to materially differ from primary earnings (loss) per share as reported in Exhibit 11 in the Company's quarterly Form 10-QSB.

















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

                  On November 29, 1996, PAG, through its newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of speciality automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of PAG's common stock and by loans. Fixed assets recorded as a result of this acquisition aggregated $3,038,182. In April 1997, the Company, through the services of an independent third-party expert, determined that the value of such fixed assets acquired was actually $6,643,365 at the date of acquisition. A portion of this increase ($1,990,215) was previously reflected as an intangible asset, and has been reclassified. The balance of the increase of $1,614,968, recorded as negative goodwill, has been offset against non-current assets acquired. The balance sheet as of November 30, 1996 (year end) included herein has therefore been restated to reflect this corrected valuation as follows:
                  Fixed Assets has been increased by $1,990,215 and Intangible Assets has been reduced by $1,990,215. In addition, financial statements for the year ended November 30, 1996 have been restated to correct an error in the method by which the Company was reflecting the minority shareholders' interest in AC Automotive Group, Inc. The effect of this restatement was to increase the minority interest liability and decrease additional paid-in capital as of November 30, 1996 in the amount of $307,919. The Company has filed an amended Form 10-KSB with the Securities and Exchange Commission to reflect such restatements.




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

                  The financial information presented herein includes: (i) Consolidated Condensed Balance Sheets as of August 31, 1997 and November 30, 1996 (as restated); (ii) Consolidated Condensed Statements of Operations for the Nine and Three
                  Month Periods Ended August 31, 1997 and 1996 and (iii) Consolidated Condensed Statements of Cash Flows for the Nine Month Periods Ended August 31, 1997 and 1996.

                  Results of Operations

                  Revenues increased by $1,164,973 when comparing the three months ended August 31, 1997 and 1996; $290,178 of this increase relates to AC Cars, which commenced operations in December 1996. Contract hire revenues increased by $826,486 when comparing the three months period August 31, 1997 to the three months ended August 31, 1996. The primary reason for this 27% increase was due to an increase in revenues from contract hire, sale of vehicles at lease maturity and the selling of vehicles at low margins to take advantage of dealer bonuses. During this quarter, 168 new contracts were written compared with 102 in the previous year. The average monthly rental of new contracts written was $582 per vehicle compared with $663 per vehicle during the same quarter in 1996. The average monthly rental is dependent on the type of vehicle being rented and the terms of the contract. During this quarter, 32 vehicles were disposed of on termination of contracts at an average profit of $1,076 per vehicle. During the same quarter in 1996, 30 vehicles were disposed of at an average profit of $2,276 per vehicle. The average profit per disposal is dependent on the type of vehicle sold and the current market value of vehicles.

                  For the nine month period ended August 31, 1997, revenues increased by $4,191,697 or 50%, when compared to the same period in 1996. $894,398 of this increase is attributable to AC Cars, which commenced operations in December 1996; the balance of $3,297,299 comprises an increase in revenues from contract hire, sale of vehicles at lease maturity and the selling of vehicles at low margins to take advantage of dealer bonuses. During this period, 403 new contracts were written at an average rental of $572 per vehicle compared with 235 contracts in the corresponding period in 1996 at an average rental of $574 per vehicle. For the nine months period ending August 31, 1997, 92 vehicles were disposed of on termination of contracts at an average profit of $2,106 per vehicle compared with 76 vehicles being disposed in the corresponding period in 1996 at an average profit of $2,616 per vehicle. As of August 31, 1997, 1,654 vehicles were under lease and management compared to 1,299 vehicles as at August 31, 1996.








                                    Page 10.

                  Cost of sales, including depreciation, as of percent of sales, remained constant at 80% when comparing the three months ended August 31, 1997 and 1996. Cost of sales, including depreciation, increased from 77% to 80% as a percent of revenue, when comparing the nine months ended August 31, 1997 and 1996. Management attributes this increase primarily to the increase in buying and selling of vehicles and selling to third parties at low margins to take advantage of dealer bonuses, adopting a more prudent approach to estimating residual values of vehicles, thereby increasing the depreciation expense and cost of sales and reducing the residual risk, and the inclusion of the AC Cars operations.
 .
                  General and administrative expenses increased by $428,793 when comparing the three month periods ended August 31, 1997 and 1996. This increase comprises general and administrative expenses of $477,966 in AC Cars and a decrease of $49,173 in the contract hire operations. For the nine month period ending August 31, 1997, general and administrative expenses increased by $1,291,691. This increase is mainly due to the inclusion of the administration costs of AC Cars of $1,254,423 and the increase in staff and normal running costs associated with the increase in business.

                  Interest expense increased by 96% when comparing the three months ended August 31, 1997 and 1996. 38% or $100,612 of this increase is attributed to funding AC Cars while the balance is the result of the increased cost of funding new contract hire business. Interest expense increased by 84% when comparing the nine months ended August 31, 1997 and 1996. 40% or $286,576 of this increase is attributed to funding of AC Cars while the balance is the result of the increased cost of funding new contract hire business.

                  Certain costs incurred by AC Cars have been classified as research and development costs. These costs relate to research and development incurred on the manufacture and distribution of the AC Cobra and AC Ace and are separately disclosed. Research and development costs amounted to $691,166 and $377,244 for the nine months and three months ended August 31, 1997, respectively.

                  The shortfall in the working capital requirements of AC Cars has been funded by the contract hire operations which have obtained increased bank lines of credit for this purpose. This will continue in the future until AC Cars is self supportive and able to fund its own working capital requirements. The repayment of the monies to the contract hire operations will be funded out proceeds of vehicle sales.

                  Consolidated

                  For the three months ended August 31, 1997, the Company reported a loss of $803,238 before amortization and minority interests, as compared to a profit of $4,509 for the same period in 1996. The reason for this, is that this quarter includes the operating losses of AC Cars. The quarterly loss comprises a loss of $826,524 before amortization and minority interests in AC Cars.

                  For the nine-month period ended August 31, 1997, the Company reported a loss of $1,821,223 before amortization and minority interests as compared to a profit of $176,753 for the same period in 1996. The overall loss includes a loss of $2,159,177 before amortization and minority interests in AC Cars.






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

                  Other

                  Except for historical information contained herein, the matters set forth above may be forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending in the Company's industry, the competitive environment, the ability of the Company to expand its operations, the level of costs incurred in connection with the Company's expansion efforts and economic conditions. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                                    Page 12.

PART II.          OTHER INFORMATION


ITEM 1 -          Legal Proceedings.
                  None.
ITEM 2 -          Changes in Securities.
                  None.
ITEM 3 -          Defaults Upon Senior Securities.
                  None.
ITEM 4 -          Submission of Matters to a Vote of Security Holders.
                  None.
ITEM 5 -          Other Information.
                  None.
ITEM 6 -          Exhibits or Reports on Form 8-K.
                  Exhibit 27 - Financial Data Schedule
                  Exhibit 11 - Computation of Earnings Per Share


























                                    Page 13.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: October 14, 1997                              PRIDE,  INC.




                                                           By: /s/ Alan Lubinsky
                                                     Chief Executive Officer and
                                                    Principal Accounting Officer


































                                    Page 14.

                          PRIDE, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                                   (Unaudited)


                                                 For the Nine Months Ended      For the Three Months Ended
                                                        August 31,                   August 31,

                                                1997              1996          1997             1996





LOSS BEFORE MINORITY INTERESTS ...............   $(2,296,110)   $  (296,646)   $  (961,533)   $  (153,530)

Minority interests in net loss of consolidated
subsidiaries .................................     1,325,704        133,520        493,440         65,901
                                                 -----------    -----------    -----------    -----------

LOSS BEFORE PROVISION FOR INCOME
TAXES ........................................      (970,406)      (163,126)      (468,093)       (87,629)

Provision for income taxes ...................          --             --             --             --
                                                                               -----------    -----------

NET LOSS .....................................   $  (970,406)   $  (163,126)   $  (468,093)   $   (87,629)
                                                 ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING ....................     1,995,357      1,990,775      1,995,357      1,995,357
                                                 ===========    ===========    ===========    ===========

LOSS PER COMMON SHARE:
Net loss before minority interest ............   $     (1.15)   $      (.15)   $      (.48)   $      (.08)
Minority interests in net loss of subsidiary .           .66            .07            .24            .04
                                                 -----------    -----------    -----------    -----------
LOSS PER COMMON SHARE ........................   $     (0.49)   $      (.08)   $      (.24)   $      (.04)
                                                 ===========    ===========    ===========    ===========


                                 - Exhibit 11 -


                                    Page 15.