Form 10QSB/A
period 1997-02-28
PRIDE INC
filed 1997-10-28
CIK 840159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A





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

                           PRIDE INC. AND SUBSIDIARIES


                                      INDEX




                                                                                          Page(s)
PART I. Financial Information:
ITEM 1. Financial Statements
               Consolidated Condensed Balance Sheets - February 28, 1997
               (Unaudited) and November 30, 1996 ......................................   3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Three Months Ended February 28, 1997 and February 29, 1996 .............   4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Three Months Ended February 28, 1997 and February 29, 1996 .............   5.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)   6.


ITEM 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations ..................................................   9.


PART II. Other Information                                                                12


SIGNATURES                                                                                13

EXHIBITS:

    Exhibit 11 - Computation of Earnings (Loss) Per Share                                 14

    Exhibit 27 - Financial Data Schedule                                                  15


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          PRIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                               February 28,   November 30,
                                                                                               1997           1996
                                                                                               (Unaudited)
ASSETS:
  Cash and cash equivalents $ ......                                                           29,606 $        255,283
  Accounts receivable - net of allowance for doubtful accounts                                 1,846,932       1,936,166
  Inventories                                                                                  1,410,341       1,127,452
  Property, revenue producing vehicles and equipment - net (Note 2)                            21,747,074      20,671,854
  Intangible assets - net (Note 3) ......................................................      9,304,706       9,544,293

TOTAL ASSETS                                                                                   $34,338,659     $33,535,048

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES (Note 4):
  Bank  overdraft  line of  credit $ ....................................................      4,466,083    $  2,964,465
Accounts payable                                                                               1,173,506         654,920
Accrued liabilities and expenses                                                               314,596           490,915
Bank debt                                                                                      995,892         1,002,571
Obligations under hire purchase contracts                                                      11,645,767     11,034,951
Loans  payable -- directors                                                                    34,610
Other loans -- acquisition                                                                     4,156,000      5,098,470
Other liabilities                                                                              35,939         33,560

TOTAL LIABILITIES .......................................................................      22,822,39      21,279,852

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES (Note 5) ................................      5,636,491      5,677,891

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares authorized,
        none issued or outstanding ......................................................           --              --
    Common stock, $.002 par value, 500,000,000 shares authorized,
        1,995,357 shares issued and outstanding .........................................          3,991           3,991
    Additional paid-in capital 8,057,467 ................................................      8,425,722
    Retained earnings (deficit) (1,861,076) .............................................     (1,555,104)
    Foreign currency translation ........................................................       (320,607)       (297,304)


                                                                                               5,879,775        6,577,305


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $34,338,659     $33,535,048


        See notes to interim consolidated condensed financial statements.



                                     Page 3.

                          PRIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            For the Three Months Ended
                                                                            February 28,  February 29,
                                                                            1997          1996
                                                                            ------------- -----------

REVENUES:
     Contract hire income ...............................................   $ 1,652,484    $ 1,130,936
     Sale of contract hire vehicles .....................................     1,731,816      1,164,798
     Fleet management and other income ..................................       355,542        149,990
                                                                            -----------    -----------
                                                                              3,739,842      2,445,724
                                                                            -----------    -----------

EXPENSES:
    Cost of sales .......................................................     3,124,121      1,704,050
    General and administrative expenses .................................       762,635        407,422
    Amortization of goodwill and acquisition costs ......................       158,296        157,680
    Interest expense and other ..........................................       357,693        207,335
    Research and development ............................................        81,912           --
                                                                            -----------    -----------
                                                                              4,484,657      2,476,487
                                                                            -----------    -----------

LOSS BEFORE MINORITY INTERESTS ..........................................      (744,815)       (30,763)

    Minority interests in net loss of consolidated subsidiaries  (Note 4)       438,843         22,271
                                                                            -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES ..................................      (305,972)        (8,492)

    Provision for income taxes ..........................................          --             --
                                                                            -----------    -----------

NET LOSS ................................................................   $  (305,972)   $    (8,492)
                                                                            ===========    ===========

LOSS PER COMMON SHARE (Note 6):
    Net loss before minority interest ...................................   $      (.37)   $      (.02)
    Minority interests in net loss of subsidiary ........................           .22            .02
                                                                            -----------    -----------
LOSS PER COMMON SHARE ...................................................   $      (.15)   $      --
                                                                            ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (Note 6) .........................................     1,995,357      1,905,357
                                                                            ===========    ===========

        See notes to interim consolidated condensed financial statements.








                                     Page 4.

                          PRIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                    For the Three Months Ended
                                                                                  February 28,    February 29,
                                                                                    1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $  (305,972)    $(8,492)
  Adjustments to  reconcile  net  loss  to  net  cash  provided  by  operating activities:
    Minority interests in net loss of subsidiaries                                   (438,843) ....(22,271)
    Depreciation and amortization                                                      946,597 .....581,974
    Amortization of goodwill                                                           158,296 .... 156,655
    (Gain) loss on disposal of fixed assets                                           (28,470) ....  13,792
    Provision for maintenance costs                                                       - .......(14,651)
Changes in assets and liabilities:
    Decrease in accounts receivable                                                     74,930 ...  228,981
    (Increase) in inventories                                                        (282,889) ...(236,913)
    Increase in accounts payable, accrued expenses and other liabilities .......      344,646       356,645
                                                                                   ----------    ----------
    Net cash provided by operating activities ..................................      468,295     1,055,720
                                                                                   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of revenue producing assets                                            (2,918,307)   (1,133,500)
  Proceeds from sale of fixed assets ...........................................      517,139       221,135
    Net cash (utilized) by investing activities ................................   (2,401,168)     (912,365)
                                                                                   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from hire purchase contract funding                                       3,701,474    1,323,788
  Principal repayments of hire purchase contract funding                           (3,090,658)  (1,464,676)
  Principal payments of long-term debt                                                 (6,679)     (18,294)
  Loans received from (repaid to) officers                                              34,610      (6,634)
  Net proceeds from subsidiary's sale of stock                                          78,862      120,000
  Costs associated with subsidiary's sale of stock                                        -       (150,536)
  Net proceeds from bank lines of credit .......................................    1,501,618          --
  Payment of acquisition debt ..................................................     (810,800)         --
                                                                                   ----------    ----------
    Net cash provided (utilized) by financing activities .......................    1,408,427      (196,352)
                                                                                   ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ........................................      298,769          (539)
                                                                                   ----------    ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (225,677) ..... (53,536)

  Cash and cash equivalents, at beginning of year ..............................      255,283        73,946
                                                                                   ----------    ----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD $ ..................................     29,606 $        20,410
                                                                                   ==========    ==========


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

                On November 29, 1996, the Company, through PAG's newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of net assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of $6,067,000 was financed with the proceeds of a private debt offering which was completed, by PAG, in December 1996 and by loans. The acquisition has been recorded using the purchase method of accounting. Fixed assets recorded as a result of this acquisition aggregated $3,038,182. In April 1997, the Company, through the services of an independent third-party expert, determined that the value of such fixed assets acquired was actually $6,643,365 at the date of acquisition. A portion of this increase ($1,990,215) was previously reflected as an intangible asset, which has now been reclassified. The balance of the increase of $1,614,968, recorded as negative goodwill, has been offset against non-current assets acquired. The balance sheet as of November 30, 1996 (year end) included herein has therefore been restated to reflect this corrected valuation as follows: Fixed Assets has been increased by $1,990,215 and Intangible Assets has been reduced by $1,990,215. In addition financial statements for the year ended November 30, 1996 have been restated to correct an error in the method by which the Company was reflecting the minority shareholders' interest in AC Automotive Group, Inc. The effect of this restatement was to increase the minority interest liability and decrease additional paid-in capital as of November 30, 1996 in the amount of $307,919. The Company has filed an amended Form 10-KSB and this Form 10-QSB/A with the Securities and Exchange Commission to reflect such restatements.




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


NOTE   2   -    FIXED ASSETS:

                Fixed assets consists of the following:
                                                                              February 28,         November 30,
                                                                              1997                1996

                Building and improvements                                     $  1,719,415         $  1,719,415
                Revenue producing vehicles                                      18,835,804           17,282,095
                Furniture, fixtures and machinery                                4,695,800            4,641,388
                Aircraft                                                           927,751              927,751
                                                                            --------------       --------------
                                                                                26,178,770           24,570,649
                Less:  accumulated depreciation                                  4,431,696            3,898,795
                                                                             -------------        -------------
                                                                               $21,747,074          $20,671,854
                                                                               ===========          ===========


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

                  On November 29, 1996, PAG, through its newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of speciality automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of PAG's common stock and by loans. Fixed assets recorded as a result of this acquisition aggregated $3,038,182. In April 1997, the Company, through the services of an independent third-party expert, determined that the value of such fixed assets acquired was actually $6,643,365 at the date of acquisition. A portion of this increase ($1,990,215) was previously reflected as an intangible asset, which has now been reclassified. The balance of the increase of $1,614,968, recorded as negative goodwill, has been offset against non-current assets acquired. The balance sheet as of November 30, 1996 (year end) included herein has therefore been restated to reflect this corrected valuation as follows:
                  Fixed Assets has been increased by $1,990,215 and Intangible Assets has been reduced by $1,990,215. In addition financial statements for the year ended November 30, 1996 have been restated to correct an error in the method by which the Company was reflecting the minority shareholders' interest in AC Automotive Group, Inc. The effect of this restatement was to increase the minority interest liability and decrease additional paid-in capital as of November 30, 1996 in the amount of $307,919. The Company has filed an amended Form 10-KSB and this Form 10-QSB/A with the Securities and Exchange Commission to reflect such restatements.

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

                  Results of Operations

                  Revenues increased by 53% when comparing the three months ended February 28, 1997 to the three months ended February 29, 1996. The primary reason for this increase was due to an increase in fleet management income, and income from AC Cars.

                  Cost  of  sales  increased  from  70%  to 83%  of  sales  when comparing February 29, 1996 to February 28, 1997. This increase was primarily due to the continuation of the more prudent approach to estimating the residual values of vehicles, thereby increasing the depreciation expense and cost of sales and reducing the residual value risk, as well as the costs of sales relating to AC Cars.

                  General and administration expenses increased by $355,213 when comparing the three months ended February 28, 1997 to February 29, 1996. Most of this increase is attributed to the AC Automotive Group, through its wholly owned subsidiary, AC Car Group Limited.

                  Interest expenses increased by $150,358 when comparing the three month period ended February 28, 1997 to the three months ended February 29, 1996. Management attributes this increase to the higher volume of borrowing on hire purchase contracts as a result of increased business and the cost of financing AC Car Group Limited.

                  Losses before income taxes for the three months ended February 28, 1997 and February 29, 1996, prior to the amortization of goodwill for the periods ($158,296 and $157,680, respectively) and minority interests, aggregated $586,519 or loss of $.29 per share, and income of $126,917, or $.07 per share. The Company reported losses after goodwill amortization and minority interests of $305,972 ($.15 per share) and $8,492 ($.00 per share) for the three month periods ended February 28, 1997 and February 29, 1996, respectively. Of the loss of $305,972, $215,326 comprises the Company's share of losses reported by AC Car Group Limited.

                  It should be noted that PAG acquired AC Car Group Limited out of administrative receivership and that for the first quarter the Company has devoted substantial resources to resurrect its operations.






                                    Page 10.

                  Liquidity and Capital Resources

                  In 1997, PAG completed a private placement of 18.5 units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of PAG's common stock for an aggregate price of $100,000 per unit. The proceeds have been used to satisfy a portion of the debt owed for the acquisition of AC Car Group Limited.

                                    Page 11.

PART II.          OTHER INFORMATION


ITEM 1.           Legal Proceedings
                  None

ITEM 2.           Changes in Securities
                  None

ITEM 3.           Defaults Upon Senior Securities
                  None

ITEM 4.           Submission of Matters to a Vote
                  None

ITEM 5.           Other Information
                  None

ITEM 6.           Exhibit and Reports on Form 8-k
                  (a) Exhibit 27 Financial Data Schedule
                  (b) None

                                    Page 12.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: April 17, 1997                                       PRIDE, INC.



                                                     By:    /s/ Alan Lubinsky
                                                            Alan Lubinsky








































                                    Page 13.

                          PRIDE, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                                   (Unaudited)


                                                                       For the Three Months Ended
                                                                       February 28,     February 29,
                                                                       1997             1996
                                                                       ---------------  ---------

LOSS BEFORE MINORITY INTERESTS ......................................   $  (744,815)   $   (30,763)

Minority interests in net loss of consolidated subsidiaries  (Note 4)       438,843         22,271
                                                                        -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES ..............................      (305,972)        (8,492)

Provision for income taxes ..........................................          --             --
                                                                        -----------    -----------

NET LOSS ............................................................   $  (305,972)   $    (8,492)
                                                                        ===========    ===========

LOSS PER COMMON SHARE:
Net loss before minority interest ...................................   $      (.37)   $      (.02)
Minority interests in net loss of subsidiary ........................           .22            .02
                                                                        -----------    -----------
LOSS PER COMMON SHARE ...............................................   $      (.15)   $      --
                                                                        ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING ..................................................     1,995,357      1,905,357
                                                                        ===========    ===========

                                 - Exhibit 11 -

                                    Page 14.