Form 10QSB/A
period 1997-05-31
PRIDE INC
filed 1997-10-28
CIK 840159

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

                           PRIDE INC. AND SUBSIDIARIES


                                      INDEX



                                                                                          Page(s)
PART I. Financial Information:
ITEM 1. Financial Statements
               Consolidated Condensed Balance Sheets - May 31, 1997 (Unaudited)
               and November 30, 1996 ..................................................   3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Six and Three Months Ended May 31, 1997 and 1996 .......................   4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Six Months Ended May 31, 1997 and 1996 .................................   5.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)   6.

ITEM 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations ..................................................   9.


PART II. Other Information                                                                13


SIGNATURES                                                                                14

EXHIBITS:

    Exhibit 11 - Computation of Earnings (Loss) Per Share                                 15

    Exhibit 27 - Financial Data Schedule                                                  16


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          PRIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                                  May 31,           November 30,
                                                                                                 1997                 1996
                                                                                                 (Unaudited)      (As restated -
                                                                                                                      see Note 1)
ASSETS:
  Cash and cash equivalents                                                                       $19,471          $255,283
  Accounts receivable - net of allowance for doubtful accounts                                     1,635,164       1,936,166
  Inventories                                                                                      1,741,752       1,127,452
  Property, revenue producing vehicles and equipment - net (Note 2)                               24,670,809      20,671,854
  Intangible assets - net (Note 3) ......................................................          9,207,356       9,544,293

TOTAL ASSETS                                                                                     $37,274,552     $33,535,048

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES (Note 4):
  Bank  overdraft  line of  credit $ ....................................................      5,288,035    $  2,964,465
Accounts payable                                                                               1,527,430         654,920
Accrued liabilities and expenses                                                                 488,519         490,915
Bank debt                                                                                        995,281       1,002,571
Obligations under hire purchase contracts                                                     14,187,097      11,034,951
Loans  payable - directors                                                                        34,610
Other loans -- acquisition                                                                     4,247,500       5,098,470
Other liabilities                                                                                 14,919          33,560

TOTAL LIABILITIES .......................................................................     26,783,391      21,279,852

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES (Note 5) ................................      5,086,186       5,677,891

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares authorized,
        none issued or outstanding ......................................................           --              --
    Common stock, $.002 par value, 500,000,000 shares authorized,
        1,995,357 shares issued and outstanding .........................................          3,991           3,991
    Additional paid-in capital                                                                 7,954,724 ......8,425,722
    Retained earnings (deficit)                                                              (2,057,417)     (1,555,104)
    Foreign currency translation ........................................................      (496,323)       (297,304)
                                                                                              5,404,975       6,577,305

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $37,274,552     $33,535,048


        See notes to interim consolidated condensed financial statements.

                                     Page 3.

                          PRIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the Six Months Ended  For the Three Months Ended
                                                                          May 31,                 May 31,
                                                        -----------------------------------  ------------------------
                                                             1997                1996               1997               1996
                                                        ----------------    -------------    ----------------     ---------

REVENUES:
    Contract hire income $ ...............................     3,525,059    $ 2,258,438    $ 1,872,575    $ 1,197,459
    Sale of contract hire vehicles                             4,233,001      2,496,380      2,298,622      1,355,996
    Fleet management and other income ....................       511,542        488,060        358,563        243,699
                                                             -----------    -----------    -----------    -----------
                                                               8,269,602      5,242,878      4,529,760      2,797,154
                                                             -----------    -----------    -----------    -----------

EXPENSES:
    Cost of sales                                              6,621,333      3,932,351      3,497,212      2,228,302
    General and administrative expenses                        1,542,058        679,160        779,424        271,738
    Amortization of goodwill and acquisition costs               316,592        315,360        158,296        157,680
    Interest expense and other                                   810,274        459,123        452,580        251,787
    Research and development costs .......................       313,922           --          232,010           --
                                                             -----------    -----------    -----------    -----------
                                                               9,604,179      5,385,994      5,119,522      2,909,507
                                                             -----------    -----------    -----------    -----------

LOSS BEFORE MINORITY INTERESTS                               (1,334,577)      (143,116)      (589,762)      (112,353)

    Minority interests in net loss of consolidated
      subsidiaries  (Note 4) .............................       832,264         67,619        393,421         45,348
                                                             -----------    -----------    -----------    -----------

LOSS BEFORE PROVISION FOR
    INCOME TAXES                                                (502,313)      (75,497)      (196,341)       (67,005)

    Provision for income taxes ...........................          --             --             --             --
                                                              -----------    -----------    -----------

NET LOSS $ ...............................................   (502,313) $        (75,497)   $  (196,341)   $   (67,005)
                                                             ===========    ===========    ===========    ===========

LOSS PER COMMON SHARE (Note 6):
    Net loss before minority interest                        $(.67)         $      (.07)   $      (.30)   $      (.06)
    Minority interests in net loss of subsidiary .........           .42            .03            .20            .03
                                                             -----------    -----------    -----------    -----------
LOSS PER COMMON SHARE                                        $(.25)         $      (.04)   $      (.10)   $      (.03)
                                                             ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING
    (Note 6)                                                 1,995,357        1,913,717      1,995,357      1,921,987
                                                             ===========    ===========    ===========    ===========

       See notes to interim consolidated condensed financial statements.







                                     Page 4.

                          PRIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                           For the Six Months Ended
                                                                                                    May 31,
                                                                                           1997            1996
                                                                                           -----------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss $ ....................................................................      (502,313)   $   (75,497)
      Adjustments to reconcile net loss to net cash provided by operating activities:
        Minority interests in net loss of subsidiaries ..............................      (832,264)       (67,619)
        Depreciation and amortization ...............................................     1,904,595      1,246,229
        Amortization of goodwill ....................................................       295,449        295,449
        (Gain) loss on disposal of fixed assets .....................................      (168,710)        (9,532)
        Provision for maintenance costs .............................................          --           23,691
      Changes in assets and liabilities:
        Decrease (increase) in accounts receivable ..................................       301,002        (95,331)
        (Increase) in inventories ...................................................      (614,299)      (171,772)
        Increase (decrease) in accounts payable, accrued expenses and
          other liabilities .........................................................       847,044     (1,182,573)
                                                                                        -----------    -----------
        Net cash provided (utilized) by operating activities ........................     1,230,504        (36,955)
                                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of revenue producing assets                                             (6,781,178)     (3,207,506)
      Proceeds from sale of fixed assets ............................................     1,037,985        570,037
        Net cash (utilized) by investing activities .................................    (5,743,193)    (2,637,469)
                                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from hire purchase contract funding                                        9,079,975      3,795,711
      Principal repayments of hire purchase contract funding                            (5,927,829)     (3,448,679)
      Principal payments of long-term debt                                                  (7,290)        (42,436)
      Loans received from (repaid to) directors                                              34,610       (123,668)
      Net proceeds from subsidiary's sale of stock                                           92,500 ..... 3,282,500
      Costs associated with subsidiary's sale of stock                                    (126,296)       (876,206)
      Net proceeds from bank lines of credit ........................................     2,323,570         467,809
      Payment of acquisition debt ...................................................      (824,600)          --
                                                                                        -----------    -----------
        Net cash provided by financing activities ...................................     4,644,640      3,055,031
                                                                                        -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES IN CASH .............................................      (367,763)         8,623
                                                                                        -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (235,812) ......389,230

      Cash and cash equivalents, at beginning of year ...............................       255,283         73,946
                                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD $ .......................................      19,471 $        463,176
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

                  Cost of sales, including depreciation, as of percent of sales, decreased from 79% to 77% when comparing the three months ended May 31, 1997 and 1996, respectively. Management attributes this decrease mainly to the increased profitability on sale of vehicles on termination of contracts during the quarter and the writing of more profitable contracts.








                                    Page 10.

                  Cost of sales, including depreciation, increased from 75% to 80% as a percent of revenue, when comparing the six months ended May 31, 1997 and 1996. Management attributes this increase primarily to the increase in buying and selling of vehicles and selling onto third parties at low margins to take advantage of dealer bonuses, adopting a more prudent approach to estimating residual values of vehicles, thereby increasing the depreciation expense and cost of sales and reducing the residual risk, and the inclusion of the AC Cars operations.

                  General and administrative expenses increased by $507,686 when comparing the three month periods May 31, 1997 and 1996. This increase is mainly due to increase in staff as result of growth of business, normal increase in running costs of the business, and administration costs of $397,342 attributable to AC Cars. For the six month period ending May 31, 1997, general and administrative expenses increased by $862,898. This increase is mainly due to the inclusion of the administration costs of AC Cars of $776,457 and the increase in staff and normal running costs associated with increase in business.

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

                  Consolidated

                  For the three months ended May 31, 1997, the Company reported a loss of $431,466 before amortization and minority interests, as compared to a profit of $45,327 for the same period in 1996. The reason for this, is that this quarter includes the trading losses of AC Cars. The quarter loss comprises a loss of $756,359 before amortization and minority interests in AC Cars.

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





Dated: July 17, 1997                                 PRIDE,  INC.




                                              By:    /s/ Alan Lubinsky
                                                     Chief Executive Officer





































                                    Page 14.

                          PRIDE, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                                   (Unaudited)


                                                For the Six Months Ended                    For the Three Months Ended
                                                                May 31,                               May 31,
                                                -------------------------------------------------------
                                                1997             1996          1997             1996
                                                ---------------  ------------  --------------------   -------




LOSS BEFORE MINORITY INTERESTS ...............   $(1,334,577)   $  (143,116)   $  (589,762)   $  (112,353)

Minority interests in net loss of consolidated
subsidiaries  (Note 4) .......................       832,264         67,619        393,421         45,348
                                                 -----------    -----------    -----------    -----------

LOSS BEFORE PROVISION FOR INCOME
TAXES                                              (502,313)        (75,497)      (196,341)       (67,005)

Provision for income taxes ...................          --             --             --             --
                                                 -----------    -----------    -----------

NET LOSS$ ....................................      (502,313)   $   (75,497)   $  (196,341)   $   (67,005)
                                                 ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          1,995,357      1,913,717      1,995,357      1,921,987
                                                 ===========    ===========    ===========    ===========

LOSS PER COMMON SHARE:
Net loss before minority interest                     $(.67)   $      (.07)   $      (.30)   $      (.06)
Minority interests in net loss of subsidiary .           .42            .03            .20            .03
                                                 -----------    -----------    -----------    -----------
LOSS PER COMMON SHARE                                 $(.25)   $      (.04)   $      (.10)   $      (.03)
                                                 ===========    ===========    ===========    ===========










                                 - Exhibit 11 -

                                    Page 15.