Form 10QSB
period 1998-02-28
PRIDE INC
filed 1998-04-24
CIK 840159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the period ended February 28, 1998

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




     Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Common Stock, $.002 par value. 1,995,357 shares outstanding as of February 28, 1998.

                           PRIDE INC. AND SUBSIDIARIES


                                      INDEX



                                                                                                                   Page(s)

PART I. Financial Information:
ITEM 1. Financial Statements
               Consolidated Condensed Balance Sheets - February 28, 1998
               (Unaudited) and November 30, 1997                                                                    3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Three Months Ended February 28, 1998 and 1997                                                        4.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Three Months Ended February 28, 1998 and 1997                                                        5.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                             6.


ITEM 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                                9.


PART II. Other Information                                                                                         12.


SIGNATURES                                                                                                         13.

EXHIBITS:

    Exhibit 27 - Financial Data Schedule                                                                           14.


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          PRIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                             February 28,           November 30,
                                                                                             1998                     1997
                                                                                                 (Unaudited)
ASSETS:
  Cash and cash equivalents $ ...........................................................         24,064      $   85,065
  Accounts receivable -
     net of allowance for doubtful accounts                                                    4,142,728       1,959,355
  Inventories 179,268 1,248,360
  Property, revenue producing vehicles and equipment - net (Note 2)                           25,570,847      27,882,350
  Intangible assets - net (Note 3) ......................................................      8,739,117       8,912,087
  Investment ............................................................................      1,800,000            --
                                                                                            ------------    ------------

TOTAL ASSETS                                                                                 $40,456,024     $40,087,217

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES (Note 4):
  Bank  overdraft  line of  credit $ ....................................................      5,489,924    $  6,976,699
Accounts  payable .......................................................................      1,572,408       1,767,166
Accrued liabilities and expenses 724,115 865,977
Bank debt ...............................................................................        677,900         695,782
Obligations  under  hire  purchase contracts.............................................      8,441,373      18,341,778
Acquisition debt payable  ......................................................               1,686,000       4,198,500
Loans payable                                                                                     88,151
Other liabilities                                                                                191,937         109,978

TOTAL LIABILITIES .......................................................................     28,871,808      32,955,880

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES (Note 5) ................................      5,584,887       3,473,242
                                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares authorized,
        none issued or outstanding ......................................................           --              --
    Common stock, $.002 par value, 500,000,000 shares authorized,
        1,995,357 shares issued and outstanding .........................................          3,991           3,991
    Additional paid-in capital  ................................................               7,996,886       8,063,111
    Retained earnings (deficit)  .............................................                (1,772,643)     (4,019,828)
    Deferred financing costs  ...................................................                (65,748)        (75,178)
    Foreign currency translation ........................................................       (163,157)       (314,001)
                                                                                             ------------    ------------

                                                                                                5,999,329       3,658,095
                                                                                             ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $40,456,024     $40,087,217

        See notes to interim consolidated condensed financial statements.



                                     Page 3.

                          PRIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           For the Three Months Ended
                                                                                February 28,
                                                                           1998                1997
                                                                           -------------- --------

REVENUES:
     Contract hire income ...............................................   $ 2,441,864    $ 1,652,484
     Sale of contract hire vehicles .....................................       817,112      1,731,816
     Fleet management and other income ..................................       322,101        355,542
                                                                            -----------    -----------
                                                                              3,581,077      3,739,842
                                                                            -----------    -----------

EXPENSES:
    Cost of sales .......................................................     2,552,543      3,124,121
    General and administrative expenses .................................       491,056        762,635
    Amortization of goodwill and acquisition costs ......................       157,679        158,296
    Interest expense and other ..........................................       575,810        357,693
    Research and development ............................................          --           81,912
                                                                            -----------    -----------
                                                                              3,777,088      4,484,657
                                                                            -----------    -----------

LOSS BEFORE MINORITY INTERESTS ..........................................      (196,011)      (744,815)

    Minority interests in net loss of consolidated subsidiaries  (Note 5)        91,232        438,843
                                                                            -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES ..................................      (104,779)      (305,972)

    Provision for income taxes ..........................................          --             --
                                                                            -----------    -----------

NET LOSS ................................................................   $  (104,779)   $  (305,972)
                                                                            ===========    ===========

LOSS PER COMMON SHARE (Note 6):
    Net loss before minority interest ...................................   $      (.10)   $      (.37)
    Minority interests in net loss of subsidiary ........................           .05            .22
                                                                            -----------    -----------
LOSS PER COMMON SHARE ...................................................   $      (.05)   $      (.15)
                                                                            ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (Note 6) .........................................     1,995,357      1,995,357
                                                                            ===========    ===========

        See notes to interim consolidated condensed financial statements.





                                     Page 4.

                          PRIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            For the Three Months Ended
                                                                    February 28,
                                                            1998           1997
                                                                                             ----------------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $   (104,779)  $(305,972)
    Adjustments  to  reconcile  net  loss  to net
     cash  provided  by  operating activities:
      Minority interests in net loss of subsidiaries .....      (91,232)    (438,843)
      Depreciation and amortization ......................    1,071,957      946,597
      Amortization of goodwill ...........................      157,679      158,296
      (Gain) loss on disposal of fixed assets ............       42,193     (28,470)
      Deferred financing costs ...........................       17,750         --
    Changes in assets and liabilities:
      Decrease in accounts receivable ....................       14,297       74,930
      (Increase) in inventories ..........................      (46,899)    (282,889)
      Increase in accounts payable,
       accrued expenses and other liabilities ............      436,179      344,646
                                                             ----------    ----------
      Net cash provided by operating activities ..........    1,497,145      468,295
                                                             ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of revenue producing assets ................   (3,104,557) (2,918,307)
    Proceeds from sale of fixed assets ...................      909,207      517,139
      Net cash (utilized) by investing activities ........   (2,195,350)  (2,401,168)
                                                              ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from hire purchase contract funding .........    3,154,590   3,701,474
    Principal repayments of hire purchase contract funding   (2,748,385) (3,701,474)
    Principal payments of long-term debt .................      (17,882)    (6,679)
    Loans received from (repaid to) officers .............         --        34,610
    Net proceeds from subsidiary's sale of stock .........         --        78,862
    Net proceeds from bank lines of credit ...............      192,237   1,501,618
    Payment of acquisition debt ..........................         --      (810,800)
                                                             ----------    ----------
      Net cash provided by financing activities ..........      580,560   1,408,427
                                                             ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................       57,482     298,769
                                                             ----------    ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ..............      (60,163)   (225,677)

    Cash and cash equivalents, at beginning of year ......       84,227     255,283
                                                             ----------    ----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD ..............    $  24,064    $   29,606
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

                On November 29, 1996, the Company, through PAG's newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of net assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of $6,067,000 was financed with the proceeds of a private debt offering which was completed, by PAG, in December 1996 and by loans. The acquisition was recorded using the purchase method of accounting. On February 12, 1998, the Board of Directors of AC Automotive Group, Inc. authorized the issuance of 6,130,000 shares of its common stock to Erwood Holdings, Inc., a company affiliated with Alan Lubinsky, the President and Chief Executive Officer and director of the Company and AC Automotive Group, Inc., for aggregate consideration of $6,130. In addition, 441,300 shares were issued to other unrelated parties for aggregate consideration of $443. The foregoing issuance of shares has reduced the ownership of AC Automotive Group, Inc.
                by the Company to approximately 16%.

                Accordingly, PAG's investment in AC Automotive Group, Inc., is being reported under the cost method of accounting.








                                     Page 6.

                          PRIDE, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   1   -    DESCRIPTION OF COMPANY (Continued):

                The accounting policies followed by the Company are set forth in
                Note 2 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended November 30, 1997, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.

                In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride, Inc. and its wholly-owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of February 28, 1998 and the results of its operations and cash flows for the three month periods ended February 28, 1998 and 1997.

                The results of operations for the three month periods ended February 28, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE   2   -    FIXED ASSETS:

                Fixed assets consists of the following:
                                                                              February 28,         November 30,
                                                                              1998                1997
                                                                                (unaudited)

                Building and improvements                                    $     784,599        $     820,160
                Revenue producing vehicles                                      29,551,013           27,612,291
                Furniture, fixtures and machinery                                  544,112            4,670,067
                                                                            --------------       --------------
                                                                                30,879,724           33,102,518
                Less:  accumulated depreciation                                  5,308,877            5,220,168
                                                                             -------------        -------------
                                                                               $25,570,847          $27,882,350
                                                                               ===========          ===========















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

                Included in liabilities as of February 28, 1998, are amounts in the aggregate of $10,807,390 which are not due and payable until after February 28, 1999. This amount consists of amounts due to trade creditors, loans payable and equipment notes payable.


NOTE   5   -    MINORITY INTERESTS IN SUBSIDIARIES:

                In April 1996, PAG successfully completed an initial public offering of its common stock, as a result of which the Company's investment in PAG was reduced to 53.32%. In November 1996, PAG completed a private placement of 17 units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of the Company's common stock for the aggregate price of $100,000. The effect of this placement has reduced the Company's investment in PAG to 46.87%. The minority interests liabilities represent the minority shareholders' portion of the equity in this subsidiary.


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

                  In December 1995, Pride Automotive Group, Inc. consummated a private placement offering of common stock of 500,000 shares, which reduced the Company's ownership interest to 72.8%. In April 1996, Pride Automotive Group, Inc. completed an initial public offering of 592,500 shares of common stock at $5.00 per share and 2,000,000 redeemable common stock warrants, at a price of $.10 each. This offering reduced the Company's ownership interest to 53.32%. In November 1996, PAG completed a private placement of 17 units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of the Company's common stock for the aggregate price of $100,000. The effect of this placement has reduced the Company's investment in PAG to 46.87%.

                  On November 29, 1996, PAG, through its newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of speciality automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of PAG's common stock and by loans. On February 12, 1998, the Board of Directors of AC Automotive Group, Inc., authorized the issuance of 6,130,000 shares of its common stock to Erwood Holdings, Inc., a company affiliated with Alan Lubinsky, the President and Chief Executive Officer and
                  director of the Company and AC Automotive Group, Inc., for aggregate consideration of $6,130. In addition, 441,300 shares were issued to other unrelated parties for aggregate consideration of $443. The foregoing issuance of shares has reduced the ownership of AC Automotive Group, Inc., by PAG to approximately 16%. Accordingly, PAG's investment in AC Automotive Group, Inc., is being reported under the cost method of accounting.

                  Pride Management Services Plc. ("PMS") is a holding company of six subsidiaries which are engaged in the leasing of motor vehicles, primarily on contract hire, to local authorities and selected corporate customers throughout the United Kingdom.








                                     Page 9.

                  Prior to the aforementioned reorganization PMS prepared its financial statements in accordance with generally accepted accounting principles of the United Kingdom. The Company is now preparing its financial statements in accordance with generally accepted accounting principles in the U.S.

                  The financial information presented herein include: (i) Consolidated Condensed Balance Sheets as of February 28, 1998 and November 30, 1997; (ii) Consolidated Condensed Statements of Operations for the Three Month Periods Ended February 28, 1998 and 1997 and (iii) Consolidated Condensed Statements of Cash Flows for the Three Month Periods Ended February 28, 1998 and 1997.

                  Results of Operations

                  Contract Hire and Fleet Management income increased by $1,000,502 when comparing the quarter ended February 28, 1998 to the quarter ended February 28, 1997. This 57% increase is due to the net growth in the fleet of 379 vehicles over the past year.

                  Vehicle sales decreased by $914,704 when comparing the two quarters due to less contracts terminating and less sales of vehicles.

                  During this quarter, 96 new contracts were written at an average rental of $695 per vehicle compared with 117 new contracts in the corresponding period in 1997 at an average rental of $525 per vehicle. The average monthly rental is dependent on the type of vehicle being rented and the terms of the contract.

                  During the quarter, 37 vehicles were disposed on termination of contracts at an average profit of $734 per vehicle. During the corresponding quarter in 1997, 40 vehicles were disposed of at an average profit of $2,363 per vehicle. The average profit per vehicle on disposal is dependent on the type of vehicle sold and current market value of vehicles.

                  As of February 28, 1998, 1,757 vehicles were under lease and management compared to 1,492 vehicles as at February 28, 1997.

                  Cost of sales relating to sale of vehicle decreased from $1,614,633 to $789,954 when comparing the quarter ending February 28, 1998 with the quarter ending February 28, 1997. The decrease is due to less contracts terminating and a decrease in the sale of vehicles.

                  Cost of sales, including depreciation, relating to contract hire and fleet management income increased from $1,228,578 to $1,762,589 or 43% when comparing the two quarters ended February 28, 1998 and 1997, respectively. This increase is in line with the 57% increase in contract hire and fleet management income. Cost of sales, including depreciation, as a percentage of contract hire and fleet management income decreased from 69.8% to 63.8% when comparing the two quarters. This increase in gross margin of approximately 6% has enabled the Company to absorb the increases in other overheads when comparing the results of the two quarters ended February 28, 1998 and 1997, respectively.








                                    Page 10.

                  General expenses increased by $115,029 when comparing the quarters ended February 28, 1998 and 1997, respectively. This increase of 30% is in the line with the growth in contract hire income of 57% over the part year and represents 13.67% of revenue as against 10.77% for the corresponding period.

                  Interest expense increased by $296,499 when comparing the two quarters ending February 28, 1998 and 1997, respectively. The reason for this increase is due to this significant growth in new business which requires increased funding, the cost of increase in the bank overdraft line of credit utilized to fund the AC Car operations and additional working capital requirements to fund the growth.

                  For the three months ended February 28, 1998 and 1997, the Company reported prior to amortization of goodwill ($157,680 and $157,679) a loss from operations of $38,322 and $7,829, respectively from contract hire operations.

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




Dated: April      , 1998                                    PRIDE, INC.



                                                     By:    /s/ Alan Lubinsky
                                                            Alan Lubinsky





































                                    Page 13.