Form 10KSB
period 1997-11-30
PRIDE INC
filed 1998-05-27
CIK 840159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1997

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

The aggregate market value of the voting stock on May 6, 1998 (consisting of Common Stock, $.002 par value per share) held by non-affiliates was approximately $ , based upon the average bid and asked prices for such Common Stock on said date ($0.66) as reported by a market maker. The issuer's and its subsidiaries had on a consolidated basis, revenues of $ for its fiscal year ended November 30, 1997. On May 6, 1998, there were 1,995,357 shares of Registrant's Common Stock outstanding.

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

History of the Company

     Pride, Inc. (the "Company") was incorporated as L.H.M. Corp. in the State of Delaware on May 10, 1988, as a "blank check" company for the purpose of seeking potential business ventures through acquisition or merger. In April 1990, L.H.M. Corp. entered into an Agreement and Plan of Reorganization with International Sportsfest, Inc. ("ISI"), a company formed to engage in and establish sports expositions in sports products such as clothing and sports related equipment. At such time L.H.M. Corp. changed its name to ISI. ISI never engaged in any business operations. In November 1992, ISI effected a 1 for 200 reverse split of its issued and outstanding shares of Common Stock. In January 1994, ISI entered into an Agreement and Plan of Reorganization with Pride Management Services, Plc. ("PMS"), an English corporation, whereby PMS became a wholly owned subsidiary of ISI and ISI changed its name to Pride, Inc.

     The  Company  also owns 100% of the  capital  stock of Watford  Investments
(Pty) Limited ("WI"), a South African company, which was formed in March 1995. WI was formed for the purpose of obtaining a 24% interest in Masonic Motors, an automobile dealership in South Africa, which WI subsequently sold in September 1995. WI is an import and export company, which had minimal revenues from operations in fiscal 1996 and no revenues from operations in fiscal 1997.

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

Public Offering of Pride Automotive Group, Inc.

     In April 1996, the Company completed an underwritten initial public offering of its securities. The securities were registered with the Securities and Exchange Commission ("SEC") pursuant to a registration statement on Form SB-2. The initial public offering was declared effective by the SEC on April 24, 1996. In the offering, the Company sold 592,500 shares of its common stock to the public at a price of $5.00 per share and 2,300,000 redeemable common stock purchase warrants at a price of $.10 per warrant. The warrants are exercisable at a price of $5.75 per share, subject to adjustment, beginning April 24, 1997 and expiring April 23, 2001. In connection therewith, the Company also granted to the underwriters of the offering, Mason Hill & Co., Inc. and the Thornwater Group, Inc., warrants to purchase an aggregate of 95,000 shares of the Company's common stock at a purchase price of $7.50 and 200,000 redeemable common stock purchase warrants at a price of $0.15 per warrant, each warrant exercisable to purchase one share of common stock at a purchase price of $7.50 per share. Other than with respect to the exercise price, the terms of the warrants granted to the underwriter are identical to those described above. The Company's securities are currently traded on the Nasdaq SmallCap Stock Market and the Boston Stock Exchange, Inc.

     On January 12, 1998, PAG filed a registration statement on Form SB-2 with the SEC, to register 1,000,000 shares of PAG's Common Stock. In connection therewith, PAG has entered into a letter of intent with Mason Hill & Co., Inc., an NASD broker-dealer, to underwrite such securities a firm commitment basis. A condition to such commitment requires PAG to grant to Mason Hill, warrants to purchase an aggregate of 100,000 shares of PAG's common stock at 120% of the public offering price. PAG has applied to have the additional securities being underwritten in that offering listed on the Nasdaq SmallCap Stock Market, Inc. and the Boston Stock Exchange. Additionally, PAG has agreed to register 170,000 shares of Common Stock on such registration statement, which shares were issued in connection with PAG's December 1996 private placement (the "Private Placement Shares"). The Private Placement Shares will not be underwritten by Mason Hill & Co., Inc. There can be no assurance that the public offering described herein will be completed.

Business of Pride Management Services, Plc.

     The Company engages in the business of leasing new automobiles to businesses, servicing such automobiles during the lease term and remarketing the automobiles upon the expiration of the lease. The Company's business strategy is to (i) provide personal and attentive service to its clientele, (ii) lease primarily to high-quality credit applicants in order to continue to build a lease portfolio with low delinquency and credit loss rates, (iii) finance its lease portfolio with competitive credit terms and (iv) manage its residual risk relating to the Company's resale of automobiles after the expiration of the lease term. The leasing, financing and servicing of the vehicles is described as a "contract hire."

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

         Pride Leasing Limited              02/22/89                   Owned  property  and a  building  in  Croydon,  England,
                                                                       which was sold in November 1997.

         Pride Vehicle Management           02/14/90                   Operates the Company's fleet management services.
          Limited

         Pride Vehicle Deliveries           06/14/90                   Provides vehicle distribution and collection services for
          Limited                                                      all the Company's leasing operations.

Leasing, Maintenance and Resale

           The Company purchases each vehicle pursuant to its client's specifications; finances its purchase and pays for all the maintenance on the vehicle during the term of the lease. The Company usually finances the purchase of each vehicle to correspond with the term of the lease, such that upon the completion of the lease term the automobiles are fully paid. As of January 1, 1998, the Company had approximately 1,477 vehicles under lease.

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

         The Company's sales policy emphasizes leasing to financially sound clients and requires certain financial disclosures prior to executing any lease agreement. Customer accounts are targeted from profitable, growing, medium-sized corporate companies. For the years ended November 30, 1996 and 1997, the Company had two unaffiliated customers, Westbury Homes Plc. and Campbell Distillers Limited, which companies accounted for in the aggregate approximately 15% and 7%, respectively, of the Company's total revenues. The Company also leases vehicles to the following local government agencies; Swansea Council in Wales, Brent Council in London and Mid Glarmorgan Council in Wales.

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

         The Company has servicing agreements with over 1,400 automotive dealerships and independent service centers in its areas of operations. Since all of the leased vehicles are new, there are warranties typically ranging from 12 to 36 months or 20,000 to 60,000 miles, which ever comes first, with the average being 24 months or 40,000 miles. Also each lease has mileage limitation and additional fees for overages. Therefore, the Company does not incur significant expenses for repairs. Maintenance is regularly performed on all vehicles, pursuant to negotiated pricing schedules. No work is permitted to be performed on any vehicle, unless performed by one of the Company's contracted service centers with the prior consent of the Company.

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

Fleet Management Services

         In 1994, the Company opened its fleet management division, which division manages the automobiles for certain of its corporate clients who choose to own the vehicle(s) directly. Customarily, these clients purchase the automobiles through the Company in order to take advantage of the Company's bulk purchase discounts. The Company maintains these vehicles on behalf of such clients pursuant to a monthly management fee, usually $15 per automobile and disposes of the vehicles thereafter on behalf of the client. The client pays all costs associated with the purchase, maintenance and resale of the automobiles. The Company estimates that for the year ended November 30, 1997 less than 5% of the Company's revenues were from fleet management services.

Suppliers

         The Company purchases all of the automobiles that it leases to its clients from automotive dealerships, usually several at a time. For the years ended November 30, 1996 and November 30, 1997, General Motors and Ford were the manufacturers of approximately 20% and 20%, respectively and 16% and 17%, respectively, of the vehicles which it leased. The Company does not depend on any individual dealership for the purchase of any vehicle brand. The Company has no written agreements with any dealership it purchases vehicles from, though it does receive yearly rebates from manufacturers based on quantity of automobiles purchased. Management believes that the price it pays and the terms it receives for the automobiles it purchases are more favorable than it would receive if it was purchasing automobiles on an individual basis. The Company believes that it will continue to be able to purchase automobiles at competitive prices and terms into the future.

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

         The Company has asset funding lines to acquire revenue producing vehicles with several institutions in England in the aggregate amount of $23,667,500 of which the Company has borrowed approximately $18,342,778 as of November 30, 1997. The increase in the Company's asset funding line is attributable to the equity raised in the Company's initial public offering in April 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Under the lease agreements, the lessees generally have no right to terminate their leases prior to the end of their scheduled term. In the event that any lease terminates prior to the end of its scheduled term (whether by way of default, the destruction or theft of the vehicle), the lessee is liable to the Company for the amount by which the lessee's default termination liability under the lease agreement exceeds the realized value of such vehicle, which may be obtained through the proceeds of the sale of the vehicle (including a sale following repossession) or the proceeds of any applicable insurance on the vehicle. Under the terms of the lease, the term "default termination liability" includes; (i) all payments due under the lease agreement up to the termination date, inclusive of interest,
(ii) future rental payments due from termination date until the contracted lease termination date, less maintenance and a 5% discount and (iii) the difference between the amount received pursuant to the sale of the vehicle and the estimated residual value, if such sale price is less than the estimated residual value. Under its agreements with the lessee, the Company pays the sale or insurance proceeds to its lender up to the amount of the then remaining balance of the note payable related to the vehicle. Any shortfall is a credit loss and is borne by the lessee, and any excess is retained by the Company.

         As of August 31, 1997, the Company's line of credit with its bank expired. In February 1998, the Company entered into a new agreement with the bank. This new line of credit of $7,202,500, is payable on demand and is secured by all assets of the Company other than building and revenue-producing vehicles which are already pledged (see Notes 6b and 7 to the Notes to the Financial Statements). Interest is payable at rates between 2% and 4% in excess of the bank's base rate (7 1/2% at November 30, 1997). This facility has to be reduced by $837,500 by March 31, 1998 and a further $921,250 by December 31, 1998. The agreement is due for review November 1998.

         The Company attempts to enhance the performance of its leases and thereby minimize its financial risks by maintaining timely, consistent and direct customer contact. When a default does occur, collections and repossessions are handled by the Company's collection department. Upon a lease payment default and after the passage of three days, the Company mails a written notice to the defaulting customer and attempts to contact the customer directly by phone. Once contact is established, the collection department will work with the customer until the default is cured. If contact is not made or the default is not satisfactorily cured, the Company will proceed to repossess the vehicle. The Company will repossess the vehicle upon a determination that there is a risk of not recovering the vehicle. In the event repossession is required, it typically will take place within 20 days after the initial default. Pursuant to English law, a company can repossess a vehicle for non payment in the event payment is not received within two days of the due date, however, the Company's lease agreements provide for a seven day grace period. No notice is required and no demand for payment need be made prior to repossession. The Company, as the vehicles owner, has all key numbers with respect to the vehicles it leases. In the event the Company deems repossession necessary it sends an employee to physically drive the vehicle away from the lessee. Repossessed vehicles are offered by the Company at public sale, after the giving of notice, and sold by the Company in a commercially reasonable manner. There were no repossessions of vehicles in fiscal 1996. In 1997, there were eight repossessions, however six of those repossessions were re-leased. There have been none to date in 1998. There were no repossessions in fiscal 1995. Only one vehicle was repossessed during fiscal 1994.

Competition

         The Company's business is highly competitive, with relatively insignificant barriers to entry and with numerous firms competing for the same customers. The Company is in direct competition with local (includes the county of Hertfordshire and the surrounding areas), regional (includes London and the surrounding areas) and national (includes all of the United Kingdom, inclusive of England, Wales, Scotland and Northern Ireland) automotive leasing companies, many of which have greater resources and more extensive distribution and marketing than the Company. The largest leasing companies in direct competition with the Company are Cowie Interleasing, a division of Cowie, Plc., and Lex Vehicle Leasing Limited, each of which claim to have presently on lease approximately 65,000 vehicles. As of January 1, 1998, the Company had 1,477 vehicles under lease. The Company also competes in the automobile financing industry with providers of other forms of financing. Other competitors include finance companies affiliated with automobile manufacturers, a variety of local, regional and national finance companies, commercial banks, savings and loans, and other consumer lenders such as industrial thrifts and credit unions. The automobile leasing business is highly competitive and the Company competes for business on the basis of both pricing and service. The Company believes that the main concern of the lessee or buyer of a new automobile is the amount of the monthly payment and of any down payment. Many of the Company's competitors have significantly greater financial, technical and marketing resources and market share than the Company. Automobile finance companies affiliated with automobile manufacturers, from time to time offer aggressive leasing and financing programs at below market pricing to promote the sale of certain vehicle models. Many of the national leasing companies have extensive advertising campaigns which develop and reinforce brand recognition. In addition, many of such manufacturers have agreements with vehicle leasing entities to jointly advertise and market their products and services.

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

         In August 1995, the British Government passed a law allowing leasing companies to be reimbursed by the Government for the value added tax "VAT" which is added to all consumer goods including automobiles. The VAT tax is currently at 17.5%. Reimbursement of the VAT tax allowed the Company to charge lower lease rates.

Employees

         As of January 1, 1998, the Company employed 20 full-time persons, six are in management (three of which are officers), eight administrative, four sales representative and two drivers. None of the employees are represented by a union, and the Company considers employee relations to be good.

Properties

         The Company maintains 6,000 square feet of executive office space in a modern, free standing building at Pride House, Watford Metro Centre, Tolpits Lane Watford Hertfordshire, WD1 8SB England. The building was purchased by PMS in December 1992 at a cost of approximately $895,000. The annual cost of servicing the building's mortgage and taxes is approximately $80,000 and $18,000, respectively. Pride Leasing Limited owned a building in Croydon, England, which it purchased in 1991 at a cost of approximately $825,000. The Company sold this property in November 1997 for $400,000.

Pending Litigation

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

Acquisition of AC Car Group Limited

         In November 1996, the Company, through its subsidiary AC Car Group Limited, acquired all of the assets of AC Cars Limited ("AC Cars") and Autokraft Limited ("Autokraft"), two companies incorporated under the laws of England and Wales, respectively. AC Cars and Autokraft are specialty automobile manufacturers that had been in administrative receivership since March 1996.

Business of AC Car Group Limited

         AC Car Group Limited was incorporated in England and Wales on June 28, 1996, as Paradehaven Limited. The name was changed to AC Car Group Limited on August 30, 1996.

         AC Cars was formed in 1901 as Autocar & Accessories Limited and has been in continuous operations ever since. AC Cars is Britain's oldest independent manufacturer. Today, AC Car Group Limited manufactures and sell two automobiles, the Superblower (a continuation of the AC Cobra) and the AC Ace.

         The AC Cobra is a high-powered, hand built sports car with an aluminum body. The automobile is manufactured today using the same traditional coach building methods and original Cobra tooling which were used on the original manufactured Cobras in the 1960s. Historically, in 1963 the AC Cobra caused a sensation by racing along the MI motorway (England's first motorway) at 196 miles per hour, and by 1964, the 427 AC Cobra was listed in the Guinness Book of Records as the fastest production car in the world. The AC Cobra sells for about (pound)69,000 ($115,644).

         In 1994, the AC Ace prototype was first displayed at the London Motor show. In 1995, the AC Ace was shown to the North American public at the Detroit Motorshow. When the AC Ace comes into production, it will sell for approximately (pound)75,000 ($125,700). As of January 1, 1998, AC has produced approximately fifty pre-production AC Aces. The Company expects the AC Ace should enter into its final production stage in January 1998.

         In 1987, Ford Motor Company became a partner with Autokraft and AC Cars. The AC Cobra is equipped with a Ford V8 engine. Currently, Ford Motor Company owns the trademark to the name Cobra. However, Autokraft and AC Cars used the name Cobra under a license arrangement with Ford Motor Company. When they were placed in administrative receivership, the license arrangement with Ford Motor Company was voided. After the Asset Acquisition, the Company negotiated a new licensing agreement with Ford Motor Company whereby the Company has procured a three year license, commencing December 7, 1996, to continue to use the name "Cobra" on its AC Cobra model. Notwithstanding the foregoing, the "Cobra" has been recently updated and has been renamed the AC "Superblower."

Administrative Receivership

         AC Cars has incurred losses in recent years as a result of design and development costs incurred in bringing the AC Ace into production. Although most of the development work is now complete and approximately fifty AC Aces have been produced to date as pre-production vehicles, the expenses AC Cars and Autokraft incurred in connection with the development of the Ace forced Autokraft and AC Cars to seek additional capital investments so as to enable them to both meet current production needs and increase future production levels. Once it became clear to Autokraft and AC Cars' management that additional funds were unlikely to be forthcoming in time to allow the businesses to meet their financial obligations, coupled with their bankers indications that they no longer had confidence in the current ownership, the Directors of the businesses resolved to request their bankers to appoint Administrative Receivers. Administrative receivers were appointed on March 7, 1996.

Development Projects and Enhancements

         The Company, through AC, intends to continue to evaluate developing the Cobra and the Ace's chassis to be compatible with other engines.

Marketing and Sales; License Arrangement

         AC Cars has used very little, if any, print or other media advertising with respect to the AC Ace. However, both the Cobra and the Ace have been the subject of numerous magazine articles in automotive publications, and, as such, have received extensive exposure.

         As discussed above, AC Cars and Autokraft were using the name Cobra under a license arrangement with Ford Motor Company. Although the arrangement became void when the two companies were placed in receivership, the Company has entered into a new licensing arrangement with the Ford Motor Company whereby the Company has procured a three year license to use the name "Cobra," terminating in December 1999.

         Whereas the Company is pleased that it has been able to procure a licensing arrangement to continue to use the name "Cobra", the Company anticipates that a significantly larger portion of its future marketing efforts will concentrate on the venerable history and prestige associated with the name "AC", which name the Company acquired outright as part of the Asset Acquisition.

         The Company believes that the principal markets for sales of its automobiles are the United States, Australia, Germany and the United Kingdom. The Company is in the process of negotiating distribution agreements in some of these important markets, including Australia and the United Kingdom, while agreements and approvals in other key markets have already been received.

         The AC Cobra is Type approved for sale in certain countries of the European Economic Community ("EEC").

Trademarks

         Acquired as part of the Asset Acquisitions was the rights to utilize the "Ace" mark on sales of the Ace. The right to use the Cobra name was subject to a license arrangement which was in place with Ford Motor Company, the owner of the trademark just prior to the appointment of Receivers. As discussed above, the Company has entered into a new license agreement with Ford Motor Company whereby the Company has procured a three year license to use the name "Cobra". Former management of Autokraft and AC Cars has advised the Company that it is not aware of any actions attempting to invalidate or challenge its use of such trademarks and that it has not received any notice or claims of infringement regarding its trademarks.

Products Liability Insurance

         At present, AC maintains product liability insurance through Lloyds of London. The limit of the indemnity is (pound)2,000,000 ($3,520,000) for each instance. Although AC has procured this insurance policy, there can be no assurance that it will be able to maintain such insurance, that such insurance will be sufficient to cover claims, if any, or that such insurance will continue to be available at commercially reasonable terms. If AC is unable to maintain products liability insurance for the automobiles that it manufactures, it would adversely affect the business of AC and could potentially cause it to discontinue operations. However, there can be no assurance that such insurance will be obtained, or that if obtained, that such insurance will be sufficient to cover claims, if any, or that such insurance will continue to be available at commercially reasonable terms. If the Company or AC are required to pay uninsured claims, it would adversely affect the businesses of the Company and AC and could cause a discontinuation of operations. The Company and AC do not carry business interruption or key man insurance. See "Risk Factors."

Legal Proceedings

         AC is not a party to any material litigation. Autokraft and AC Cars are involved in legal proceedings, all of which are related to their being placed in administrative receivership. Although the Company acquired the assets of AC Cars and Autokraft and does not believe that it will have any exposure to liability claims for automobiles built by AC Cars and Autokraft, there can be no assurance that the Company is correct in such belief. Any such claim relating to new automobiles built by AC or to automobiles built by AC Cars and Autokraft could have an adverse effect on the Company.

Properties

         AC currently occupies premises on a four acre site at the Brooklands Industrial Park in Surrey, England. The property comprises a factory, workshop, showroom and office space. In all, the facility provides approximately 90,000 square feet of manufacturing area and 20,000 square feet of executive office area. The Company had agreed to lease the premises currently occupied by AC for a period of one year commencing December 1, 1996. The Company's lease costs approximately (pound)32,000 ($53,632) per month. AC exercised its option to purchase the premises for the purchase price of (pound)5,200,000

($8,715,200) in July 1997. AC then sold the property for (pound)5,600,000 ($9,385,600) and entered into a 15 year lease for 39,000 square feet of the property at the rate of (pound)18,000 ($30,200) per month.

Employees

         At the time of their acquisition, Autokraft and AC Cars together employed a total of 83 persons. The Company retained approximately 31 of such employees upon completion of the Asset Acquisition and has hired 12 additional employees to oversee the manufacturing and marketing of the automobiles.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company maintains 6,000 square feet of executive office space in a modern, free standing building at Pride House, Watford Metro Centre, Tolpits Lane Watford Hertfordshire, WD1 8SB England. The building was purchased by PMS in December 1992 at a cost of approximately $895,000. The annual cost of servicing the building's mortgage and taxes is approximately $80,000 and $18,000, respectively. Pride Leasing Limited owned a building in Croydon, England, which it purchased in 1991 at a cost of approximately $825,000. The Company sold this property in November 1997 for $400,000.

         AC currently occupies premises on a four acre site at the Brooklands Industrial Park in Surrey, England. The property comprises a factory, workshop, showroom and office space. In all, the facility provides approximately 90,000 square feet of manufacturing area and 20,000 square feet of executive office area. The Company had agreed to lease the premises currently occupied by AC for a period of one year commencing December 1, 1996. The Company's lease costs approximately (pound)32,000 ($53,632) per month. AC exercised its option to purchase the premises for the purchase price of (pound)5,200,000 ($8,715,200) in July 1997. AC then sold the property for $9,385,600 and entered into a 15 year lease for 39,000 square feet of the property at the rate of $30,200 per month.

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

         AC is not a party to any material litigation. Autokraft and AC Cars are involved in legal proceedings, all of which are related to their being placed in administrative receivership. Although the Company acquired the assets of AC Cars and Autokraft and does not believe that it will have any exposure to liability claims for automobiles built by AC Cars and Autokraft, there can be no assurance that the Company is correct in such belief. Any such claim relating to new automobiles built by AC or to automobiles built by AC Cars and Autokraft could have an adverse effect on the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders during its fiscal year ended November 30, 1997.


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

3/01/97  to 5/31/97                 1/4     1
6/01/97  to 8/31/97                 5/16    1
9/01/97  to 11/30/97                1/4     1
12/01/97 to 3/13/98                 5/16    1

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

         As of March 13, 1998, the number of registered holders of record of the Common Stock, $.002 par value, of the Company was approximately 40, as determined by the Company's stockholder records, and does not include beneficial owners at the Common Stock whose shares are held in names of various security holders, dealers and clearing agencies. The Company believes there are in excess of 400 beneficial holders of the Common Stock.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the years ended November 30, 1997 and 1996.

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

Pursuant to the acquisition, the Company issued an aggregate of 9,000,000 (900,000 shares - post reverse stock split - see Note 11) shares of its common stock to the stockholders of PMS in the acquisition. The 9,000,000 (pre-reverse split) shares represented 89% of the 10,155,350 (pre-reverse split) shares of common stock outstanding immediately after the acquisition. The consideration given by the Company, in the form of 9,000,000 (pre-reverse split) shares of its common stock, was determined in arms-length negotiations between management of the Company and management of PMS. None of the stockholders or management of PMS were previously affiliated with the Company in any manner. The principal basis used in the negotiations to determine the number of shares to be issued by the Company was the percentage of stock which would be owned by the new control groups after the issuance thereof, rather than any traditional valuation formulas. By acquiring 100% of the issued and outstanding common stock of PMS, PMS became a wholly-owned subsidiary of the Company. For accounting purposes, the acquisition has been treated as a recapitalization of PMS with PMS as the acquirer in a reverse acquisition. In March 1997, pursuant to the terms and conditions of a reorganization, the Company exchanged all its shares in Pride Management Services Plc for 1,500,000 shares of common stock in Pride Automotive Group Plc (a newly formed Delaware corporation). As a result of this exchange, Pride Automotive Group, Inc. ("PAG") became a majority owned subsidiary of the Company and the parent of PMS.

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

On November 29, 1996, PAG, through its newly formed majority owned subsidiary AC Automotive Group, Inc. and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), acquired certain of the assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of approximately $6,000,000 was financed by the sale of common stock and by loans. The acquisition involved the purchase of plant and equipment, the brand name, inventories and an aircraft and has been recorded using the purchase method of accounting. (See also Notes 1 and 17b - Notes to Financial Statements.)

Results of Operations - Years Ended November 30, 1997 and November 30, 1996:

Contract Hire/Fleet Management

Revenues, including those from other group companies, for the year ended November 30, 1997 were approximately $17,366,000 compared to approximately $12,982,000 for the year ended November 30, 1996, an increase of $4,384,000 or 34%. The primary reason for this 34% increase was due to an increase in revenues from contract hire, sale of vehicles at lease maturity and the selling of vehicles at low margins to take advantage of dealer bonuses.

For the year ended November 30, 1997, 550 new vehicles were acquired as against 385 in the year ended November 30, 1996. The average monthly rental of new contracts written was $541 per vehicle as against an average of $569 per vehicle for the previous year. The average monthly rental is dependent on the type of vehicle being rented and the terms of the contract.

For the year ended November 30, 1997, 153 vehicles were disposed of on termination of contracts at an average profit of $1,529 per vehicle. For the year ended November 30, 1996, 157 vehicles were disposed of on termination of contracts at an average profit of $2,233 per vehicle. The average profit per disposal is dependent on the type of vehicle sold and current market value of vehicles.

As of November 30, 1997, 1,740 vehicles were under lease and management compared to 1,409 vehicles as at November 30, 1996.

Cost of sales increased in actual dollars and as a percent of sales, when comparing the years ended November 30, 1997 and 1996. These costs increased by approximately $3,279,000 or 32%, which is less than the increase in revenues. As a percent of sales, cost of sales for 1997 was 77.8% versus 79.1% for 1996.

General and administrative expenses increased from $1,835,000 for 1996 to $1,940,000 for 1997, an increase of $105,000 or 6%. As a percent of sales these expenses represented 11% of sales for 1997 and 14% for 1996. Management believes that they can continue to increase revenues whilst keeping general and administration costs under control.

Interest expense increased from $884,000 in 1996 to $1,747,000 in 1997. Management attributes this increase to the large increase in new business written and the associated increase in funding of vehicles, providing financial support to AC Cars (see below) and the costs associated with the raising of finances to fund the acquisition of AC Cars.

The loss on sale of fixed  assets  resulted  from the sale of a property  to the
tenant  who   exercised   their  option  to  purchase.   The  loss  amounted  to
approximately $455,000.

Income (loss) before taxes and minority interests for the years ended November 30, 1997 and 1996, prior to amortization of goodwill for the period ($632,000 and $635,000, respectively) and the loss on sale of fixed assets, aggregated $160,000 and ($10,000), respectively.

AC Cars

The Company, on November 29, 1996, through its newly formed 70% owned subsidiary, AC Automotive Group, Inc. and its wholly-owned subsidiary AC Car Group Limited, completed the acquisition of certain assets of AC Cars Limited and Autocraft Limited. These two companies are engaged in the manufacture and sale of sports cars among which the famous AC Cobra sells for approximately $100,000 each.

The Company acquired the business out of administrative receivership and for most of the year has devoted most of its resources to resurrecting operations. This has involved upgrading of production facilities, improving efficiency, appointing new dealerships, installing systems and controls and appointing new management where necessary. New dealerships have been appointed in the United Kingdom and a distributor has been appointed in Australia. The Company has embarked on a program to bring the new AC Ace Sports car into production in the last quarter of 1997.

Revenues, including those from other group companies, for the year ended November 30, 1997, were approximately $1,633,000. Other income of $701,000 resulted mainly from the sale of the option to purchase the property occupied by the operation.

Cost of sales amounted to approximately $1,573,000 on the above revenues.

General and administration expenses amounted to approximately $2,589,000. Rent and property taxes of approximately $865,000 and salaries of $282,000 accounted for 44% of the above costs.

Depreciation of plant, machinery, tooling, equipment and fixtures amounted to approximately $400,000.

Interest amounted to approximately $462,000 for the year. Interest was incurred on a bank line of credit of $195,000, on bank debt of $80,000 and on acquisition debt of $187,000.

The Hurricane aircraft which was acquired as part of the assets at acquisition, was disposed of at a loss of approximately $299,000.

AC Cars is in a developmental stage and certain specific expenses have been classified as research and development costs. These costs relate to research and development incurred on the manufacture and distribution of the AC Cobra and AC Ace and are separately disclosed. Management believes it is more prudent to write off these costs immediately as they occur. Research and development costs amounted to approximately $983,000 for the current year.

(Loss) before tax and minority interests for the year ended November 30, 1997 on the AC business aggregated $4,111,000. In February 1998, subsequent to the end of the Company's current fiscal year, AC Automotive issued additional shares to certain individuals and an entity affiliated with the Company's President for aggregate cash of $6,776, thereby diluting the Company's ownership in this subsidiary to 20%. See Note 17b of Notes to the Financial Statements for additional information.

Consolidated

For the year ended November 30, 1997, the Company reported a net loss of $2,464,724 or $1.24 per share. For the year ended November 30, 1996, the Company reported a net loss of $328,741 or $.16 per share.

Liquidity and Capital Resources

Due to the nature of the Company's business, namely contract leasing of motor vehicles which are fixed long-term assets, the balance sheet has been prepared on an unclassified basis. Accordingly, there is no classification of current assets and current liabilities. At November 30, 1997 and 1996, the Company's balance sheet reflected cash of $85,000 and $255,000, respectively, accounts receivable of $1,960,000 and $1,936,000, respectively, and total assets of $40,087,000 and $33,535,000, respectively. The principal reason for the increase in total assets is an increase in contract hire vehicles available for lease.

In December 1995, PAG completed a private placement offering selling 20 units, each unit consisting of 25,000 shares of Common Stock, at $6,000 per unit for aggregate gross proceeds of $120,000 ($.24 per share).

In April 1996, PAG successfully completed an initial public offering of its common stock, which yielded net proceeds to the Company of approximately $2,166,000.

The Company's total assets as of November 30, 1997 and 1996 include intangible assets of approximately $8,891,000 and $9,544,000, respectively. These intangible assets consist of the unamortized portion of the costs over net assets acquired in acquisitions, which are being amortized over periods ranging from 10 to 20 years. When adjusted for these intangible assets, the net tangible book value of the Company at November 30, 1997 and 1996 would be approximately ($1,760,000) and ($2,967,000), respectively.

During the year ended November 30, 1997, the Company generated cash flows from operating activities aggregating approximately $1,363,000. During the year ended November 30, 1996, the Company generated $456,000 of cash flows from operations.

Investing activities reflect uses of cash for the years ended November 30, 1997 and 1996 of $11,702,000 and $8,759,000, respectively. These uses of cash are the result of the purchases of fixed assets (primarily revenue producing vehicles) net of the proceeds received from the sale of vehicles at lease expiration dates and the acquisition described above.

In order to replenish its fleet of revenue producing vehicles, annually, the Company is required to purchase from 300 to 400 new vehicles at an average cost of approximately $25,000 each. At the time of purchase, the Company typically makes a cash deposit of approximately 10% and finances the balance. The Company has funding lines with several financing institutions for this purpose which aggregate approximately $23,667,000 at November 30, 1997. At November 30, 1997, there was approximately $18,000,000 outstanding under these lines. These lines are typically open for between 24 and 60 months depending on the terms, the most important term being the interest rate. Therefore, the principal amount of the Company's current credit lines is constantly changing. Since the Company's funding lines are asset based (secured by the vehicles purchased), there is generally no difficulty obtaining funding lines, however, the Company is continuously seeking to find the best terms and rates. Typically financing institutions authorize credit lines with a fixed interest rate, which line is to be open for a certain period of time. During the term of the line, the Company may draw down on such line in order to finance the purchase of vehicles to lease. When the time for drawing down on the line expires, the Company can no longer draw down on such line to finance additional vehicles, however, the amount drawn is repaid pursuant to the terms of such line.

For the year ended November 30, 1997, the Company provided cash from financing activities of approximately $10,208,000 primarily as a result of increase in bank lines a credit $4,900,000 and the financing needed to acquire new vehicles ($19,492,000) net of the amounts utilized to pay hire purchase contract financing ($12,185,000). For fiscal 1996, the Company provided cash from financing activities of $9,280,000 primarily from bank lines of credit of $1,820,000, minority shareholders of $2,285,000 and net proceeds from hire purchase financing of $5,456,000.

Other than the annual acquisitions of revenue producing vehicles as mentioned above, there are no material planned capital expenditures at the present time.

The Company believes that its cash flow from operations, and its available funding lines for the acquisition of revenue producing vehicles will be sufficient for at least the ensuing 12 month period.

This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate, "estimate," "expect," "intend," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers.

         The executive officers and directors of the Company are as follows:


         NAME                                        AGE               POSITION

         Alan Lubinsky                               39                President, Secretary
                                                                       Chairman of the Board
                                                                       and Director

         Ivan Averbuch                               42                Chief Financial Officer
                                                                       and Director

         Allan Edgar                                 51                Director



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

     Ivan Averbuch has been the Chief Financial Officer of the of the Company since December 1995. Mr. Averbuch has been the Chief Financial Officer of PAG since December 1995. Mr. Averbuch was a director of PAG from December 1995 until February 1998. From September 1987 to November 1995, Mr. Averbuch was employed at Kessel Feinstein, a member firm of Grant Thorton International, an accounting firm. In January 1989, Mr. Averbuch was promoted to audit manager and appointed as a partner in October 1992.

     Allan Edgar has been a director of the Company since May 1997. Mr. Edgar has been a director of PAG since May 1997. Mr. Edgar has been a director of AC Automotive Group, Inc. since its inception in 1996. Mr. Edgar has been the Marketing Director of Hyatt Hotels & Resorts for Europe, Africa and the Middle East since 1990. Mr. Edgar has extensive experience in the automobile industry, including positions at Hertz Rent-a-Car, Volkswagen Interent, and Leyland Motor Corporation.

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, the Company has been informed that all officers, directors or greater than 10% shareholders have stated that they have filed such reports as is required pursuant to Section 16(a) during the 1996 fiscal year, except Alan Lubinsky, Ivan Averbuch and Allan Edgar did not file Form 4's with respect to the receipt of stock options in June 1997. Messrs. Lubinsky, Averbuch and Edgar have stated that they intend on filing Form 5's to rectify the situation. The Company has no basis to believe that any other required filing by any of the above indicated individuals has not been made.

ITEM 10.          EXECUTIVE COMPENSATION


Executive Compensation

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by Pride Vehicle Contracts Limited during the years ended November 30, 1997, 1996 and 1995. The Company did not incur any compensation expenses during such period.

                           Summary Compensation Table

                               Annual Compensation

      (a)                           (b)                 (c)             (d)                 (e)

Name and Principal                                                                               Other Annual
   Position  (1)                            Year              Salary($)         Bonus($)         Compensation($)(2)
-----------------------                     ----              ---------         --------         ------------------

Alan Lubinsky (3)(4)(5)(6)                  1997               $176,000           -                   $30,000
  President, Secretary                      1996               $160,000           -                   $30,000
  and Chairman of the Board                 1995               $137,750           -                   $30,000


     (1) All of the Company's administrative functions, including the payment of salaries, are performed by Pride Vehicle Contracts Limited, since the Company's operations run basically as one operation. The Company believes that it is easier and cost effective to operate in this manner. The Company plans on continuing this practice in the future.

     (2) Includes contributions to the Company's pension plan of $18,000 in each of 1997, 1996 and 1995, respectively, and the cost of an automobile and expenses of $12,000 annually.

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

     (6) On June 2, 1997, Mr. Lubinsky was granted an option to purchase up to an aggregate of 250,000 shares of the Company's Common Stock at an exercise price of $0.38 per share. The shares underlying this option will vest on June 2, 1998.

Stock Options

     The following table sets forth certain information concerning the grant of stock options made during the year ended November 30, 1997, under the Company's 1994 Stock Option Plan.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

====================================================================================================================================


                                                Individual Grants
------------------------------------------------------------------------------------------------------------------------------------
             (a)                           (b)                      (c)                     (d)                       (e)
                                                                 % of Total
                                     # of Securities           Options/SAR's
                                        underlying               Granted to
                                      Options/SAR's             Employees in          Exercise or Base
             Name                      Granted(1)               Fiscal Year             Price ($/SH)            Expiration Date
------------------------------------------------------------------------------------------------------------------------------------
Alan Lubinsky                           250,000             78.13%                         $0.38                    6/1/03

------------------------------------------------------------------------------------------------------------------------------------
Ivan Averbuch                            35,000             10.94%                         $0.38                    6/1/08
------------------------------------------------------------------------------------------------------------------------------------
Allan Edgar                              35,000             10.94%                         $0.38                    6/1/08
====================================================================================================================================

(1) Represents incentive stock options granted under the Company's 1994 Stock Option Plan (the "Plan"), as amended. Options granted under the Plan are intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Under the terms of the Plan, options may be granted to officers, key employees, directors and consultants of the Company until December 1999. Options granted to directors, who are not officers or employees, or to consultants, do not qualify as incentive stock options. The option price per share may not be less than the fair market value of the Company's shares on the date the option is granted. However, options granted to persons owning more than 10% of the Company's Common Stock may not have a term in excess of five years and may not have an option price of less than 110% of the fair market value per share of the Company's shares on the date the option is granted. See "--1994 Stock Option Plan."

     The following table contains information with respect to employees of the Company concerning options held as of November 30, 1997

               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

================================================================================================================================
             (a)                         (b)                     (c)                     (d)                      (e)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Value of
                                                                                      Number of             Unexercised In-
                                                                                     Unexercised               The-Money
                                                                                   Options/SAR's at          Options/SAR's
                                                                                      FY-End (#)             at FY-End($)
                                   Shares Acquired              Value                Exercisable/            Exercisable/
            Name                   on Exercise (#)           Realized($)            Unexercisable            Unexercisable
--------------------------------------------------------------------------------------------------------------------------------
Alan Lubinsky                             0                       0                    60,000/0                 0/0 (1)
--------------------------------------------------------------------------------------------------------------------------------
Alan Lubinsky                             0                       0                   110,000/0                 0/0 (2)
--------------------------------------------------------------------------------------------------------------------------------
Alan Lubinsky                             0                       0                 50,000/25,000           $7,812.50/0 (3)
--------------------------------------------------------------------------------------------------------------------------------
Alan Lubinsky                             0                       0                   175,000/0             30,843.75/0 (4)
--------------------------------------------------------------------------------------------------------------------------------
Alan Lubinsky                             0                       0                   0/250,000                 0/0(5)
--------------------------------------------------------------------------------------------------------------------------------
Allan Edgar                               0                       0                    0/35,000                 0/0(6)
--------------------------------------------------------------------------------------------------------------------------------
Ivan Averbuch                             0                       0                    50,000/0              8,812.50/0(7)
--------------------------------------------------------------------------------------------------------------------------------
Ivan Averbuch                             0                       0                    0/35,000                 0/0(8)
================================================================================================================================


     (1) As of March 13, 1998, the average of the prior day's closing bid and ask prices was $0.66. Since the exercise prices of the Options ($1.65) is greater than the current average price, the Company believes the Options have no value.

     (2) As of March 13, 1998, the average of the prior day's closing bid and ask prices was $0.66. Since the exercise prices of the Options ($0.90) is greater than the current average price, the Company believes the Options have no value.

     (3) As of March 13, 1998, the average of the prior day's closing bid and ask prices was $0.66. As of March 13, 1998, 50,000 shares underlying these options have vested. However, Mr. Lubinsky has not exercised this option.

     (4) As of March 13, 1998, the average of the prior day's closing bid and ask prices was $0.66. As of March 13, 1998, 175,000 shares underlying these options have vested. However, Mr. Lubinsky has not exercised this option.

     (5) As of March 13, 1998, none of the shares underlying these options have vested.

     (6) As of March 13, 1998, none of the shares underlying these options have vested.

     (7) As of March 13, 1998, the average of the prior day's closing bid and ask prices was $0.66. As of March 13, 1998, 50,000 shares underlying these options have vested. However, Mr. Averbuch has not exercised this option.

     (8) As of March 13, 1998, none of the shares underlying these options have vested.

Employment Agreements

     Alan Lubinsky entered into an employment agreement with the Company in August 1995. The agreement is for a term of three years, and pays Mr. Lubinsky an annual salary of $160,000 per annum with 10% yearly escalations, subject to adjustment by the Company's board of directors. Pursuant to the terms of his employment agreement, Mr. Lubinsky will devote all his business time to the affairs of the Company and Pride. Pursuant to the agreement, Mr. Lubinsky received stock options under the Company's Senior Management Incentive Plan to purchase 100,000 shares at $5.50 per share. These options vest at the rate of 33 1/3% per annum commencing August 1996. The agreement restricts Mr. Lubinsky from competing with the Company for a period of one year after the termination of his employment.

     Ivan Averbuch entered into an employment agreement with the Company in September 1995, for a term of 24 months, commencing December 1, 1995. The agreement is automatically extendable for an additional 24 months, subject to cancellation by either the Company or Mr. Averbuch on 90 days written notice. Pursuant to the terms of the agreement, Mr. Averbuch is to receive an annual salary of $55,000 per annum, with an annual increase of 10% per annum, subject to review by the Company's board of directors.

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

     During the 1996 annual meeting of shareholders, a majority of the shareholders authorized an amendment to the Plan increasing the number of shares of Common Stock authorized and available for issuance thereunder from 500,000 to 1,000,000.

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

     On June 2, 1997, 250,000, 35,000 and 35,000 options were granted to Alan Lubinsky, Ivan Averbuch and Allan Edgar, respectively, to purchase shares of Common Stock at a purchase price of $0.38.

ITEM 11.          PRINCIPAL STOCKHOLDERS - UPDATE

     The following table sets forth certain information at March 13, 1998, with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the owner of 5% or more of the outstanding Common Stock; (ii) by each director; (iii) and by all officers and directors as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of Common Stock listed.


                                                                      Number of                         Percentage of
Name                                                                  Shares                            Share Ownership

Alan Lubinsky (1)(2)(3)(4)                                            1,765,535                         70.3%
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England

Ivan Averbuch (5)                                                        50,000                           *
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England

Allan Edgar                                                               *                               *
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England

New World Finance, Ltd. (1)                                           1,050,535                        52.6%
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England




Eros Nominees, Ltd. (1)                                                 100,000                        5.0%
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England

Fort Investments, Ltd. (1)                                              100,000                        5.0%
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertordshire
WD1 8SB England

All officers and
Directors as a group
 (3 persons) (1)(2)(3)(4)(5)                                          1,845,535                       70.3%



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

     (5) Includes 50,000 shares which are issuable upon the exercise of options granted under the Company's 1994 Stock Option Plan. None of the 50,000 shares issuable upon the exercise of the options are vested.

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

         In November 1996, PAG, through its subsidiary AC Car Group Limited, purchased all the assets of AC Cars Limited and Autokraft Limited.

         In December 1996, PAG consummated a private placement offering, whereby PAG sold 18.5 units, each unit comprised of a 10% promissory note in the amount of 10,000 shares of Common Stock at a purchase price of $100,000 per unit. In connection with such offering, AC sold an aggregate of 1,028,700 shares to three affiliates of the Underwriter for aggregate consideration of $1,030. Such persons currently own an aggregate of 14% of the capital stock of AC. In addition, the Underwriter loaned PAG the sum of $100,000, $71,000 of which remains outstanding.

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

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of May, 1998.


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




/s/ Alan Lubinsky                   President, Secretary and Chairman                            5/26/98
ALAN LUBINSKY                       of the Board of Directors (Principal                         Date
                                    Executive Officer)

/s/ Ivan Averbuch                   Chief Financial Officer                                      5/26/98
IVAN AVERBUCH                                                                                    Date


/s/ Allan Edgar                     Director                                                     5/26/98
ALLAN EDGAR                                                                                      Date

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                    Page Nos

Independent Auditors' Report                                                                                      F - 2

Financial Statements:
    Consolidated Balance Sheets as of November 30, 1997 and 1996                                                  F - 3

    Consolidated Statements of Operations for the Years Ended November 30, 1997 and 1996                          F - 4

    Consolidated Statement of Changes in Shareholders' Equity for the Two Years in the
    Period Ended November 30, 1997                                                                                F - 5

    Consolidated Statements of Cash Flows for the Years Ended November 30, 1997 and 1996                          F - 6


Notes to Consolidated Financial Statements                                                                        F - 7



                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Pride Inc. and subsidiaries as of November 30, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended November 30, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the above mentioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Corporation as of November 30, 1997 and 1996 and the results of their operations for the two years in the period ended November 30, 1997 in conformity with accounting principles generally accepted in the United States of America.

Our audits also include the translation of British pounds into United States dollars for amounts included in the consolidated financial statements. In our opinion, such translation has been made in conformity with the basis stated in
Note 2(h) of the notes to the consolidated financial statements.












MARBLE ARCH HOUSE
66-68 SEYMOUR STREET
LONDON W1H 5AH                                                                          CIVVALS
UNITED KINGDOM                             April 14,  1998                              CHARTERED ACCOUNTANTS


                           PRIDE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                              - ASSETS (Note 6a) -

                                                                                                          November 30,
                                                                                                      1997            1996
                                                                                               ---------------      -----------

ASSETS:
  Cash and cash equivalents                                                                     $       85,065    $     255,283
  Accounts receivable (Notes 2c and 3)                                                               1,959,355        1,936,166
  Inventories (Note 2d)                                                                              1,248,360        1,127,452
  Property, revenue producing vehicles and equipment - net
    (Notes 2e, 4, 6 and 7)                                                                          27,882,350       20,671,854
  Intangible assets - net (Note 2f)                                                                  8,912,087        9,544,293
                                                                                                 -------------   --------------

TOTAL ASSETS                                                                                       $40,087,217      $33,535,048
                                                                                                   ===========      ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES:
  Bank line of credit (Note 6a)                                                                   $  6,976,699    $   2,964,465
  Accounts payable                                                                                   1,767,166          654,920
  Accrued liabilities and expenses (Note 5)                                                            865,977          490,915
  Bank debt (Note 6b)                                                                                  695,782        1,002,571
  Obligations under hire purchase contracts (Note 7)                                                18,341,778       11,034,951
  Acquisition debt payable (Note 9)                                                                  4,198,500        5,098,470
  Other liabilities (Note 8)                                                                           109,978           33,560
                                                                                                -------------- ----------------

TOTAL LIABILITIES                                                                                   32,955,880       21,279,852
                                                                                                  ------------     ------------

MINORITY INTEREST IN SUBSIDIARY (Notes 10 and 17)                                                    3,473,242        5,677,891
                                                                                                 -------------   --------------

COMMITMENTS AND CONTINGENCIES (Notes 6a, 14, 15 and 17)

SHAREHOLDERS' EQUITY (Notes 11 and 12):
  Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued
    or outstanding                                                                                     -                -
  Common stock, $.002 par value, 500,000,000 shares authorized 1,995,357
    shares issued and outstanding                                                                        3,991            3,991
  Additional paid-in capital                                                                         8,063,111        8,425,722
  Retained earnings (deficit)                                                                       (4,019,828)      (1,555,104)
  Deferred financing costs                                                                             (75,178)         -
  Foreign currency translation (Note 2h)                                                              (314,001)        (297,304)
                                                                                                --------------   --------------
TOTAL SHAREHOLDERS' EQUITY                                                                           3,658,095        6,577,305
                                                                                                 -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $40,087,217      $33,535,048
                                                                                                   ===========      ===========


                 See notes to consolidated financial statements.

                           PRIDE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                    Year Ended November 30,
                                                                                                      1997            1996

REVENUES (Note 2i):
  Contract hire income                                                                            $  8,410,366     $  6,286,677
  Sale of vehicles                                                                                   7,090,028        5,839,080
  Fleet management and other income                                                                  1,984,656          856,341
                                                                                                 -------------   --------------
TOTAL REVENUE                                                                                       17,485,050       12,982,098
                                                                                                  ------------     ------------

COSTS AND EXPENSES:
  Cost of sales                                                                                     14,368,881       10,272,334
  General and administrative expenses                                                                3,577,588        1,834,815
  Amortization of goodwill                                                                             632,207          634,813
  Interest and other expenses                                                                        2,209,150          884,223
  Loss on sale of fixed assets (Note 4)                                                                753,933          -
  Research and development                                                                             982,581             -
                                                                                                ----------------------------

                                                                                                    22,524,340       13,626,185

LOSS BEFORE MINORITY INTERESTS AND PROVISION
  FOR INCOME TAXES                                                                                  (5,039,290)        (644,087)

  Minority interest (Note 10)                                                                        2,574,566          315,346
                                                                                                --------------  ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                              (2,464,724)        (328,741)

  Provision for income taxes (Notes 2g and 13)                                                         -                    -
                                                                                         ------------------------------------

NET LOSS                                                                                          $ (2,464,724)   $    (328,741)
                                                                                                  ============    =============

LOSS PER COMMON AND DILUTIVE COMMON
  EQUIVALENT SHARE (Note 2j):
    Net loss before minority interests                                                                  $(2.53)           $(.32)
    Minority interest in net loss of subsidiaries                                                         1.29              .16
                                                                                                       -------           ------
NET LOSS PER SHARE                                                                                      $(1.24)           $(.16)
                                                                                                        ======            =====

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                                                                      1,995,357        1,995,357
                                                                                                     =========        =========


                 See notes to consolidated financial statements.

                           PRIDE INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                        Additional     Retained       Deferred       Foreign        Total
                                           Common       Paid-in        Earnings      Financing      Currency      Shareholders'
                            Shares       Stock          Capital         (Deficit)     Costs        Translation       Equity
                          ----------- ------------ -------------------------------------------     ------------------------

Balance at December 1,
1995                        1,905,357       $3,811     $12,126,311  $(1,226,363)  $    -           $ 409,636      $11,313,395

Compensatory stock
(Note 11)                      90,000          180           5,820      -              -                -               6,000

Minority interest in
shareholders' equity
at time of issue of
shares in subsidiary
(Note 10)                     -            -            (3,706,409)      -             -                -         (3,706,409)

Foreign currency
translation adjustment        -            -                  -          -             -            (706,940)       (706,940)

Net loss for the year ended
November 30, 1996             -            -                  -        (328,741)       -                -           (328,741)
                     ----------------  ------------------------------------------- ---------------------------------------------

Balance at
November 30, 1996           1,995,357        3,991       8,425,722   (1,555,104)       -            (297,304)       6,577,305

Foreign currency
translation adjustment        -            -               -            -              -             (16,697)         (16,697)

Increase in minority
shareholders' interest        -            -              (362,611)     -              -                -            (362,611)

Deferred financing
costs                         -             -             -             -          (75,178)             -             (75,178)

Net loss for the year ended
November 30, 1997             -              -                -      (2,464,724)       -                -          (2,464,724)
                       --------------  ------------------------------------------ ------------------------------   ------------

BALANCE AT
NOVEMBER 30, 1997           1,995,357       $3,991   $   8,063,111  $(4,019,828)  $(75,178)        $(314,001)    $  3,658,095
                            =========       ======   =============  ===========   ========          =========     ============






                See notes to consolidated financial statements.

                           PRIDE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          November 30,
                                                                                                      1997            1996
                                                                                              ---------------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                                     $  (2,464,724)   $    (328,741)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Minority interest in net loss of subsidiary                                                    (2,574,566)        (315,346)
     Depreciation and amortization                                                                   3,946,635        2,354,942
     Amortization of goodwill                                                                          632,206          594,735
     Gain (loss) on disposal of fixed assets                                                           403,352         (119,030)
     Provision for maintenance costs                                                                   -                (18,524)
  Changes in assets and liabilities:
     (Increase) in accounts receivable                                                                 (23,189)        (556,622)
     (Increase) in inventories                                                                        (120,908)        (198,591)
     Increase (decrease) in accounts payable, accrued expenses and other creditors                   1,563,726         (956,502)
                                                                                               ---------------    -------------
     Net cash provided from operating activities                                                     1,362,532          456,321
                                                                                               ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of revenue - producing assets                                                           (16,144,143)      (9,858,724)
  Proceeds from sale of fixed assets                                                                 4,442,160        2,068,601
  Acquisition of assets in new subsidiary                                                              -               (969,279)
                                                                                         ---------------------   --------------
  Net cash (utilized) by investing activities                                                      (11,701,983)      (8,759,402)
                                                                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank lines of credit                                                                               4,012,234        1,870,785
  Minority shareholders investment in subsidiary                                                        95,577        2,285,929
  Repayment of officers loans                                                                          -               (294,719)
  Payment of acquisition debt                                                                         (899,970)         -
  Principal payments of long term debt                                                                (306,789)         (67,921)
  Proceeds from hire purchase contract funding                                                      19,491,763       11,530,175
  Principal repayments of hire purchase contract funding                                           (12,184,936)      (6,073,790)
                                                                                                  ------------    -------------
  Net cash provided from financing activities                                                       10,207,879        9,250,459
                                                                                                  ------------   --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                (38,646)        (766,041)
                                                                                               ---------------   --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                  (170,218)         181,337

  Cash and cash equivalents, beginning of year                                                         255,283           73,946
                                                                                                -------------- ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                          $       85,065   $      255,283
                                                                                                ==============   ==============


     SUPPLEMENTAL INFORMATION: (i) In November 1996, a subsidiary of the Company acquired certain of the assets of AC Cars Limited aggregating $6,067,749 and incurred debt obligations aggregating $5,098,470.

     (ii) The loss on the disposal of fixed assets resulted from the sale of certain non-revenue producing assets whereby the proceeds were less than the carrying value.

                 See notes to consolidated financial statements.

                           PRIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE  1  -     DESCRIPTION OF COMPANY:

               Pride Inc. (the "Company") which is a holding company, was incorporated as International Sportsfest, Inc. in the state of Delaware on September 11, 1988. The Company was a development stage company with no operations through January 13, 1994. On January 13, 1994, the Company acquired Pride Management Services, Plc ("PMS"), a consolidated group of operating companies located in the United Kingdom. Simultaneously with the acquisition, the Company changed its name from International Sportsfest Inc. to Pride Inc. and now has its corporate offices in Watford, England and New York City, New York. The Company also decided to change its year end from April 30 to November 30, in order to coincide accounting periods with its new subsidiary.

               Pursuant to the acquisition, the Company issued an aggregate of 9,000,000 (900,000 shares - post reverse stock split - see Note
               11) shares of its common stock to the stockholders of PMS in the acquisition. The 9,000,000 (pre-reverse split) shares represented 89% of the 10,155,350 (pre-reverse split) shares of common stock outstanding immediately after the acquisition. The consideration given by the Company, in the form of 9,000,000 (pre-reverse split) shares of its common stock, was determined in arms-length negotiations between management of the Company and management of PMS. None of the stockholders or management of PMS were previously affiliated with the Company in any manner. The principal basis used in the negotiations to determine the number of shares to be issued by the Company was the percentage of stock which would be owned by the new control groups after the issuance thereof, rather than any traditional valuation formulas. By acquiring 100% of the issued and outstanding common stock of PMS, PMS became a wholly-owned subsidiary of the Company. For accounting purposes, the acquisition has been treated as a recapitalization of PMS with PMS as the acquirer in a reverse acquisition. In March 1995, pursuant to the terms and conditions of a reorganization, the Company exchanged all its shares in Pride Management Services Plc for 1,500,000 shares of common stock in Pride Automotive Group Plc (a newly formed Delaware corporation). As a result of this exchange, Pride Automotive Group Inc. ("PAG") became a majority owned subsidiary of the Company and the parent of PMS.

               Pride Management Services Plc (PMS) is a holding company of six subsidiaries engaged in the leasing of motor vehicles primarily on contract hire to local authorities and selected corporate customers throughout the United Kingdom.

               On November 29, 1996, the Company, through PAG's newly formed majority owned subsidiary, AC Automotive Group Inc. and its wholly owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of the net assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of $6,067,000 was financed with the proceeds of a private debt offering which was completed, by PAG, in December 1996 and by loans (see Note 9). The acquisition was recorded using the purchase method of accounting (see also Note 17b).

                           PRIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


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

                    All references to the Company include its subsidiary,  Pride
               Automotive Group, Inc. and its subsidiaries.


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

      (a)      Basis of Consolidation and Presentation:

               The consolidated financial statements include the accounts of the Company (Pride Inc.), its' wholly owned subsidiary Pride Automotive Group, Inc. and its' wholly owned subsidiaries, and its' majority owned subsidiary, AC Automotive Group Inc. and its' wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.

               Due to the current nature of the Company's business, contract leasing of motor vehicles (revenue producing assets) which are treated as non-current fixed assets, the balance sheet is reflected on an unclassified basis. Accordingly, current assets and current liabilities are not reflected separately on the face of the balance sheet.

                           PRIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE   2   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

               The  carrying  amounts  of  cash  and  cash  equivalents,   trade
               receivables, other assets, accounts payable and debt obligations approximate fair value.

      (d)      Inventories:

               Inventories include vehicles which are no longer being leased to customers and which are temporarily being held for resale at cost less accumulated depreciation, which approximates net realizable value. The inventories of AC Automotive Group, Inc. and its subsidiary consist of finished goods, work in progress and spare parts of specialty automobiles and are stated at the lower of cost, (first-in, first-out method) or market. Market is considered as net realizable value.

               As of November 30, 1997 and 1996 inventories consisted of the following:

                                                                                    1997              1996
                                                                               -------------     ---------

                      Cars held for resale                                       $   132,369       $   124,932
                      Finished goods                                                  90,784           180,307
                      Work-in-progress                                               502,500           684,305
                      Spare parts                                                    522,707           137,908
                                                                                ------------      ------------
                                                                                  $1,248,360        $1,127,452

                           PRIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE   2   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

               Maintenance and repairs are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposal, the associated cost and accumulated depreciation of the asset are eliminated from the accounts and any resulting gain or loss is included in operations.

      (f)      Intangible Assets:

               Intangible assets consist primarily of goodwill which arose in connection with the acquisition of certain subsidiaries of PMS. Goodwill is being amortized over a period of 10-20 years on a straight-line basis. Accumulated amortization as of November 30, 1997 and 1996 aggregated $3,622,833 and $2,990,626, respectively.

               In November 1996, PAG acquired certain of the assets of AC Cars Limited and Autokraft Limited (see Note 1). The purchase price exceeded the tangible net assets acquired by $16,780. This amount was assigned to the brand name and is being amortized over 20 years on a straight-line basis.

               The Company periodically reviews the valuation and amortization of goodwill and other intangibles to determine possible impairment by evaluating events and circumstances that might indicate an inability to recover the carrying amount. Such evaluation is based on analysis, including profitability, projections and cash flows that incorporate the impact on existing Company business.

      (g)      Income Taxes:

               The Company conducts all of its operating activities in the United Kingdom (UK). As such, they are subject to taxation in the UK based upon that country's tax statutes. Under UK taxation rules, provision is made for taxation deferred as a result of material timing differences between the incidence of income and expenditures for taxation and accounting purposes, using the liability method, only to the extent that there is reasonable probability that a liability or asset will crystallize in the near future. See also Note 13 regarding SFAS No 109 - Accounting for Income Taxes.

                           PRIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE   2   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

      (i)      Income Recognition:

               Contract hire income of leased vehicles is recognized as operating leases over the period of the contract in accordance with SFAS No 13 - Accounting for Leases and the related amendments and interpretations. Income from the sale of previously leased vehicles is reflected at the time of sale of the vehicle. Fleet management revenues and miscellaneous income are reflected on the accrual basis over the term that the services are provided.

               The Company leases vehicles with terms generally ranging from two to four years. The following table shows the future minimum lease payments of existing leases to be received, net of related costs (see also Note 7):

                               November 30, 1998                                 $ 7,504,475
                               November 30, 1999                                   5,072,831
                               November 30, 2000                                   2,152,957
                               November 30, 2001                                     418,979
                                                                              --------------
               Total minimum lease payments receivable
               net of executory costs                                            $15,149,242

      (j)      Earnings (Loss) Per Share:

               Earnings per share are computed based upon the weighted average shares and common equivalent shares outstanding. Common stock equivalents have been excluded from the computation since the results would be anti-dilutive.

               In February 1997, the Financial Accounting Standards Board issued Statement No. 128 - Earnings Per Share ("SFAS 128"), which changes the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 for the year ending November 30, 1998, and accordingly restate prior periods, as early adoption is not permitted. SFAS 128 is not expected to materially differ from primary or fully diluted earnings per share as previously reported.

                           PRIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE   2   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

      (k)      Cash and Cash Equivalents:

               For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      (l)      Stock Based Compensation:

               SFAS No. 123 "Accounting for Stock Based Compensation", effective December 1996, requires the Company to either record compensation expense or to provide additional disclosures with respect to stock awards and stock option grants made after December 31, 1994. The accompanying Notes to Consolidated Financial Statements include the disclosures required by SFAS No. 123. No compensation expense is recognized pursuant to the Company's stock option plans under SFAS No. 123 which is consistent with prior treatment under APB No. 25.

      (m)      New Accounting Pronouncements:

               SFAS 130 "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997 and early adoption is permitted. This statement prescribes standards for reporting comprehensive income and its components. The Company will adopt these standards effective for the year ending November 30, 1998.

               SFAS 131 "Disclosures About Segments of an Enterprise and Related Information" is effective for years beginning after December 15, 1997 and early adoption is encouraged. The Company is currently operating in more than one business segment. See Notes 16 and 17b.

               See also Earnings (Loss) Per Share.

      (n)      Impact of the Year 2000 Issue:

               The year 2000 issue is the result of computer programs being written using two digits rather than four to designate the applicable year. Accordingly, any of the Company's computer programs that utilize date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities.

               The Company had already planned on upgrading its computer software to increase operational efficiencies and information analysis. In conjunction with this upgrade, the Company will ensure that the new systems properly utilize dates that go beyond December 31, 1999. The cost of this upgrade project, as it relates to the Year 2000 issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flows.

                           PRIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE   3   -   ACCOUNTS RECEIVABLE:

               Accounts receivable consist of the following:

                                                                                  1997                1996
               Trade receivables -  net of allowance for doubtful
                    accounts of $80,486 and $0, for 1997 and 1996,
                    respectively                                                 $   639,109        $1,288,074
               Lease maintenance receivables                                         943,261           330,902
               Value added tax                                                       138,555           102,114
               Due from related companies                                             83,219           -
               Other                                                                 155,211           215,076
                                                                                ------------      ------------
                                                                                  $1,959,355        $1,936,166

NOTE   4   -   FIXED ASSETS AND DEPRECIATION:

               Fixed assets consist of the following:

                                                                                  1997                1996
                                                                            ----------------   -----------

               Buildings and improvements                                      $     820,160      $  1,719,415
               Revenue producing vehicles                                         27,612,291        17,282,095
               Furniture, fixtures, plant and equipment                            4,670,067         4,641,388
               Aircraft                                                              -                 927,751
                                                                        --------------------   ---------------
                                                                                  33,102,518        24,570,649
               Less:  accumulated depreciation (including
                      $4,263,115 and $3,388,495 of accumulated
                      depreciation on revenue producing vehicles,
                      for 1997 and 1996, respectively)                             5,220,168         3,898,795
                                                                               -------------     -------------
                                                                                 $27,882,350       $20,671,854

               Depreciation expense for the years ended November 30, 1997 and 1996 aggregated $3,946,635 and $2,354,942, respectively.

               One of the buildings owned by Pride Management was being leased to an unrelated party at an annual rent of approximately $80,000 per annum. In November 1997, the tenant exercised an option to purchase the building for approximately $400,000.


NOTE   5   -   ACCRUED LIABILITIES AND EXPENSES:

               Accrued liabilities and expenses consist of the following:

                                                                                     1997             1996
                                                                                 -----------       -------

               Taxes other than income taxes                                        $438,289          $418,082
               Miscellaneous accrued expenses                                        427,688            72,833
                                                                                   ---------        ----------
                                                                                    $865,977          $490,915
                                                                                    ========          ========

                           PRIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996



NOTE   6   -   BANK LOANS/LINE OF CREDIT:

(a) As of August 31, 1997, the Company's line of credit with its bank expired. In February 1998, subsequent to the balance sheet date, the Company entered into a new agreement with the bank. This new line of credit of $7,202,500, is payable on demand and is secured by all assets of the Company other than building and revenue-producing vehicles which are already pledged (see Notes 6b and 7). Interest is payable at rates between 2% and 4% in excess of the bank's base rate (7 1/2% at November 30, 1997). This facility has to be reduced by $837,500 by March 31, 1998 and a further $921,250 by December 31, 1998. The agreement is due for review in November 1998.

      (b) At November 30, 1997, other bank loans consisted of $695,782 payable at a rate of 3% in excess of the bank's base rate ($1,002,571 due to two banks at rates of 3% and 5% in excess of the banks' base rate as of November 30, 1996). This loan is secured by the freehold properties (buildings) owned by Pride Management and its subsidiaries, and matures in 2017.

               The scheduled principal payments of this bank debt as of November 30, 1997 are as follows:

               For the Year Ended November 30,

                      1998                               $  84,058
                      1999                                  84,058
                      2000                                  84,058
                      2001                                  84,058
                      2002                                  84,058
                      Thereafter                           275,492
                                                          --------
                                                          $695,782


NOTE   7   -   HIRE PURCHASE CONTRACTS/EQUIPMENT FINANCING:

               The Company has funding lines with several financing institutions in the United Kingdom in the aggregate amount of approximately $23,667,500 as of November 30, 1997. These funding lines are utilized to acquire revenue producing vehicles, which vehicles collateralize the outstanding obligations.

                           PRIDE INC, AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE   7   -   HIRE PURCHASE CONTRACTS/EQUIPMENT FINANCING (Continued):

               Assets (revenue producing vehicles) obtained under hire purchase contracts are capitalized as fixed assets and depreciated over their useful lives. The obligations under such agreements, which mature at various dates within five years from inception, are reflected separately on the balance sheet net of finance charges which are charged to the periods to which they apply. At November 30, 1997, obligations under hire purchase contracts are as follows:

               For the Year Ended November 30,

                      1998                             $ 8,860,849
                      1999                               7,060,375
                      2000                               2,372,636
                      2001                                  47,918
                                                    --------------
                                                       $18,341,778

               The annual interest rates on these obligations range from 9% to 11%.


NOTE   8   -   OTHER LIABILITIES:

               At November 30, 1997 and 1996 other liabilities consisted of $109,978 and $33,560, respectively, due to other creditors at interest rates approximating the current market rates and are repayable on a demand basis.


NOTE   9   -   ACQUISITION DEBT PAYABLE:

               Acquisition debt payable (see Note 1) consists of the following:

                                                                                    1997             1996
                                                                             ---------------    ---------
               Unsecured  notes  payable on demand after May 31, 1998;  interest payable quarterly at 2% above the
               base rate                                                         $   837,500       $   839,000

               Unsecured notes payable on demand after May 31,
               1998; interest payable at 10% per annum                             1,615,000           -

               Unsecured notes payable on demand after October 31,
               1999; interest payable quarterly at 8% per annum                    1,675,000         1,678,000

               Other short-term notes payable                                         71,000         2,581,470
                                                                               -------------       -----------
                                                                                  $4,198,500        $5,098,470

                                     F - 15

                           PRIDE INC, AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE  10  -           MINORITY INTERESTS:

               In April 1996, PAG successfully completed an initial public offering of its common stock, as a result of which the Company's investment in PAG was reduced to 56.55%. The Company has recorded a charge to additional paid-in capital of $3,706,409 in order to properly reflect the aggregate minority interest liability at $5,677,891 which represents 43.45% of the net assets of PAG including the minority interest in PAGs 70% owned, newly formed, subsidiary, AC Automotive Group Inc. See also Note 17b.


NOTE  11  -           COMMON STOCK/RECAPITALIZATION:

               On September 20, 1994, the Company's board of directors approved a one-for-ten reverse stock split of the Company's issued and outstanding common stock to be effective on September 28, 1994.

               In May 1996, the Company issued 90,000 shares of its common stock in lieu of professional fees owed in the amount of $6,000.


NOTE  12  -           STOCK OPTION PLANS:

               During 1994, the Company adopted a Stock Option Plan ("the Plan") whereby options to purchase an aggregate of not more than 1,000,000 shares, as amended of common stock may be granted from time to time to key employees, officers, directors, advisors and independent consultants to the Company and its subsidiaries.

               The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB
               25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                           PRIDE INC, AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE  12  -    STOCK OPTION PLANS (Continued):

               Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.1% and 6.8% and dividend yields of 2.6% and 1.8%.

               The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

               Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

               For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                                                1997               1996
                                                           ---------------     --------

                      Net loss:
                          As reported                          $(2,464,724)        $(328,741)
                          Pro forma                             (2,663,124)         (407,141)

                      Basic loss per share:
                          As reported                                (1.24)             (.16)
                          Pro forma                                  (1.33)             (.20)

               A summary of stock option activity, and related information for the years ended December 31, follows:

                                                                                    Weighted
                                                                                    Average
                                                                                    Exercise
                                                                   Options          Price

                      Outstanding at December 31, 1995             255,000

                          Granted                                  245,000             .48
                          Exercised                                -                   -
                          Canceled                                  -                  -
                                                            --------------          ----

                      Outstanding, November 30, 1996               500,000             .48
                                                                                    ------

                           PRIDE INC, AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE  12  -    STOCK OPTION PLANS (Continued):

                                                                                    Weighted
                                                                                    Average
                                                                                    Exercise
                                                                   Options          Price
                      Weighted average fair value of options
                          granted during the year                                        -

                          Granted                                  320,000               .38
                          Exercised                                 -                    -
                          Canceled                                  -                    -
                                                            --------------             ---

                      Outstanding, November 30, 1997               820,000               .38
                                                                  ========               ---

                      Weighted average fair value of options
                          granted during the year                                        -

                      Options exercisable:
                          November 30, 1996                        205,000
                          November 30, 1997                        475,000

               Exercise  prices for options  outstanding as of November 30, 1997
               ranged  from  $.38  to  $1.65.  The  weighted-average   remaining
               contractual life of these options is seven years.


NOTE  13  -           INCOME TAXES:

               The Company has available operating losses carryforwards for tax purposes aggregating approximately $4,000,000 as of November 30, 1997, which may result in a deferred tax asset. The Company has recognized this asset but has provided a valuation allowance for the full amount since there is no assurance that such losses will be utilized in the near future.

               The components of the deferred tax asset, pursuant to SFAS No. 109, as of November 30, 1997 and 1996, respectively, are as follows:

                                                                  1997                1996
                                                           ---------------        --------

                          Operating loss carryforward           $1,360,000          $ 52,000
                          Valuation allowance                   (1,360,000)          (52,000)
                                                               -----------         ---------
                                                         $         -           $     -
                                                         =================     =======

                           PRIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE   14  -          PENSION PLAN:

               PMS and its' subsidiaries have a fully insured defined contribution plan for all of its eligible employees. Contributions to the plan, which are discretionary, for the years ended November 30, 1997 and 1996 amounted to $65,726 and $33,264, respectively.


NOTE   15  -          COMMITMENTS:

      (a)      Leases:

               In November 1996, PAG entered into a one-year lease agreement for the manufacturing facility being utilized for its new subsidiary at a cost of approximately $54,000 per month, with an option to purchase this facility at a cost of $8,700,000, through August 1997. In August 1997, PAG sold this option to purchase for $673,750 and negotiated a new lease for a smaller portion of this facility at an approximate cost of $31,000 per month.

      (b)      Employment Agreements:

               In August 1995, the Company entered into an employment agreement with its President/Chairman of the Board of Directors. This three-year agreement provides for an annual salary of $160,000 with annual escalations of 10% and also contains certain non-compete restrictions. This employee was also granted 100,000 stock options (see Note 12).

               In September 1995, the Company entered into an employment agreement with an officer/director for a period of twenty-four months commencing December 1, 1995. This agreement is automatically extendable for a further twenty four-month period subject to review by the Board of Directors. For the year ended November 30, 1997, the annual salary amounted to $71,000

      (c)      Rental Income:

               The Company leased one of its owned facilities to an unaffiliated company for an annual rental of approximately $80,000 per annum. The annual cost of servicing the mortgage and real estate taxes on this building was approximately $70,000. In November 1997, this property was sold for $400,000 (see Note 4).


NOTE  16  -    BUSINESS SEGMENT INFORMATION:

               The Company's operations have been classified into two business segments; Contract Hire and Leasing and Automobile Manufacture. The Contract Hire and Leasing is the business of Pride Management Services Plc and its subsidiaries and utilizes the resale of automobiles at the end of the contracts. The Automobile Manufacturer is the business of AC Car Group Limited. This segment began operations in December 1996.

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE  16  -    BUSINESS SEGMENT INFORMATION (Continued):

               Summarized financial information by business segment for the years ended November 30, 1997 and 1996 is as follows:

                                                                                   1997               1996
                                                                            ----------------   -----------

                      Revenue:
                        Pride Management Services Plc                            $16,275,113       $12,982,098
                        AC Car Group Limited                                       1,209,937            -
                                                                               --------------------------
                                                                                 $17,485,050       $12,982,098
                      Income (Loss) Before Minority Interests:
                        Pride Management Services Plc                         $     (927,626)    $    (644,087)
                        AC Car Group Limited                                      (4,111,664)            -
                                                                               ------------- -------------
                                                                                $ (5,039,290)    $    (644,087)
                                                                                ============     =============
                      Total Assets:
                        Pride Management Services Plc                            $35,473,621       $27,526,155
                        AC Car Group Limited                                       4,613,596         6,008,893
                                                                               -------------    --------------
                                                                                 $40,087,217       $33,535,048
                      Depreciation and Amortization:
                        Pride Management Services Plc                           $  4,155,846      $  2,929,977
                        AC Car Group Limited                                         422,995            19,700
                                                                              --------------   ---------------
                                                                                $  4,578,841      $  2,949,677
                                                                                ============      ============
                      Capital Expenditures:
                        Pride Management Services Plc                            $14,948,027       $ 8,002,360
                        AC Car Group Limited                                       1,196,116         1,856,364
                                                                               -------------     -------------
                                                                                 $16,144,143      $  9,858,724
                                                                                 ===========      ============

NOTE  17  -    SUBSEQUENT EVENTS:

      (a) In January 1998, PAG filed a Form SB-2 with the Securities and Exchange Commission, registering for the sale of 1,000,000 shares of common stock. The estimated net proceeds from this offering is expected to be $4,100,000. The Company intends to use these proceeds to repay existing debt.

      (b) In February 1998, AC Automotive, PAG's 70% owned subsidiary, issued additional shares to certain individuals and an entity affiliated with the Company's President for aggregate cash of $7,076. As a result of this and other transactions, PAG's ownership in this subsidiary was diluted to 16%, and the Company is no longer reflecting this investment under the consolidation or equity method of accounting. The following condensed pro-forma unaudited balance sheet assumes this dilution occurred as of November 30, 1997:

                  PRIDE AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1997 AND 1996


NOTE  17  -    SUBSEQUENT EVENTS (Continued):

                      Assets:
                          Cash                                                $       84,227
                          Accounts receivable - net                                4,178,222
                          Inventory                                                  132,369
                          Fixed assets - net                                      24,489,646
                          Intangible assets - net                                  8,875,599
                          Investment in affiliate                                  1,800,000
                                                                               -------------
                                                                                 $39,560,063

                      Liabilities and Shareholder's Equity:
                          Bank line of credit                                   $  5,297,687
                          Accounts payable and accrued expenses                    2,030,459
                          Bank debt                                                  695,782
                          Obligations under hire purchase contracts               18,341,778
                          Loans payable                                            1,773,313
                          Minority interest                                        5,473,209
                          Shareholders' equity                                     5,947,835
                                                                                ------------
                                                                                 $39,560,063

               The following pro forma unaudited statement of operations assumes the disposition occurred at the beginning of the year ended November 30, 1997:

                          Revenue                              $16,275,113
                          Expenses                              17,201,922
                          Net loss                                (926,809)
                          Loss per share                              (.46)

               The pro-forma financial information is not necessarily indicative of the results that would have occurred had this dilution occurred as of the dates indicated above nor are they necessarily indicative of future operating results.