Form 10QSB
period 1998-05-31
PRIDE INC
filed 1998-07-20
CIK 840159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the period ended May 31, 1998

                        Commission File Number 33-24718-A


                                   PRIDE, INC.
             (Exact name of registrant as specified in its charter)

Delaw                                                     65-0109088
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    Pride House, Watford Metro Centre, Tolpits Lane, Watford, England WD1 8SB
               (Address of principal executive offices) (Zip Code)

                                  800 698-6590
                (Issuer's telephone number, including area code)




     Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Common Stock, $.002 par value. 1,995,357 shares outstanding as of May 31, 1998.

                           PRIDE INC. AND SUBSIDIARIES


                                      INDEX



                                                                                                                  Page(s)
PART I.        Financial Information:
ITEM 1.        Financial Statements
               Consolidated Condensed Balance Sheets - May 31, 1998
               (Unaudited) and November 30, 1997                                                                    3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Six and Three Months Ended May 31, 1998 and 1997                                                     4.

               Consolidated Condensed Statements of Comprehensive Income (Loss)
               (Unaudited) - Six and Three Months Ended May 31, 1998 and 1997                                       5.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Six Months Ended May 31, 1998 and 1997                                                               6.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                             7.


ITEM 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                               10.


PART II.       Other Information                                                                                   14.


SIGNATURES                                                                                                         15.

EXHIBITS       Exhibit 27 - Financial Data Schedule                                                                16.


PART I.        FINANCIAL INFORMATION

ITEM 1.        Financial Statements

                          PRIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                               May 31,              November 30,
                                                                                             1998                     1997
                                                                                                 (Unaudited)
ASSETS:
  Cash and cash equivalents                                                                  $       12,852       $       85,065
  Accounts receivable - net of allowance for doubtful accounts                                    2,143,069            1,959,355
  Inventories                                                                                        25,279            1,248,360
  Property, revenue producing vehicles and equipment - net (Note 2)                              25,452,111           27,882,350
  Intangible assets - net (Note 3)                                                                8,581,438            8,912,087
  Investment in affiliate (Note 1)                                                                4,048,460              -
                                                                                              ------------- --------------

TOTAL ASSETS                                                                                    $40,263,209          $40,087,217
                                                                                                ===========          ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES (Note 4):
  Bank overdraft line of credit                                                                $  5,689,202         $  6,976,699
  Accounts payable                                                                                  859,051            1,767,166
  Accrued liabilities and expenses                                                                  685,287              865,977
  Bank debt                                                                                         659,509              695,782
  Obligations under hire purchase contracts                                                      18,171,265           18,341,778
  Acquisition debt payable                                                                        1,686,000            4,198,500
  Loans payable                                                                                      78,991              -
  Other liabilities                                                                                 327,927              109,978
                                                                                             --------------       --------------

TOTAL LIABILITIES                                                                                28,157,232           32,955,880
                                                                                               ------------         ------------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES (Note 5)                                          5,833,030            3,473,242
                                                                                              -------------        -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares authorized,
        none issued or outstanding                                                                   -                    -
    Common stock, $.002 par value, 500,000,000 shares authorized,
        1,995,357 shares issued and outstanding                                                       3,991                3,991
    Additional paid-in capital                                                                    7,996,886            8,063,111
    Retained earnings (deficit)                                                                  (1,896,277)          (4,019,828)
    Deferred financing costs                                                                        (65,934)             (75,178)
    Accumulated other comprehensive income (loss)                                                   234,281             (314,001)
                                                                                             --------------       --------------

                                                                                                  6,272,947            3,658,095
                                                                                              -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $40,263,209          $40,087,217
                                                                                                ===========          ===========

        See notes to interim consolidated condensed financial statements.



                                     Page 3.

                          PRIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             For the Six Months Ended                For the Three Months Ended
                                                                       May 31,                              May 31,
                                                                 1998                 1997            1998             1997
                                                            ----------------  ---------------- ----------------   ---------

REVENUES:
    Contract hire income                                        $  4,901,659      $  3,525,059       $2,459,795       $1,872,575
    Sale of contract hire vehicles                                 1,604,359         4,233,001          787,247        2,298,622
    Fleet management and other income                                554,743           511,542          232,642          358,563
                                                              --------------    --------------     ------------     ------------
                                                                   7,060,761         8,269,602        3,479,684        4,529,760
                                                               -------------     -------------      -----------      -----------

EXPENSES:
    Cost of sales                                                  5,175,381         6,621,333        2,622,838        3,497,212
    General and administrative expenses                              890,610         1,542,058          399,554          779,424
    Amortization of goodwill and acquisition costs                   315,359           316,592          157,680          158,296
    Interest expense and other                                     1,101,731           810,274          525,921          452,580
    Research and development costs                                    -                313,922           -               232,010
                                                        --------------------    --------------------------------    ------------
                                                                   7,483,081         9,604,179        3,705,993        5,119,522
                                                               -------------     -------------     ------------      -----------

LOSS BEFORE MINORITY INTERESTS                                      (422,320)       (1,334,577)        (226,309)        (589,762)

    Minority interests in net loss of consolidated
        subsidiaries (Note 5)                                        193,906           832,264          102,674          393,421
                                                              --------------    --------------      -----------     ------------

LOSS BEFORE PROVISION FOR
    INCOME TAXES                                                    (228,414)         (502,313)        (123,635)        (196,341)

    Provision for income taxes                                       -                   -                  -                 -
                                                        -----------------------------------------------------------------------

NET LOSS                                                       $    (228,414)    $    (502,313)     $  (123,635)     $  (196,341)
                                                               =============     =============      ===========      ===========

LOSS PER COMMON SHARE (Note 6a):
    Net loss before minority interest                                  $(.21)            $(.67)           $(.11)           $(.30)
    Minority interests in net loss of subsidiary                         .10               .42              .05              .20
                                                                      ------            ------           ------           ------
LOSS PER COMMON SHARE                                                  $(.11)            $(.25)           $(.06)           $(.10)
                                                                       =====             =====            =====            =====

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (Note 6a)                                   1,995,357         1,995,357        1,995,357        1,995,357
                                                                   =========         =========        =========        =========




        See notes to interim consolidated condensed financial statements.





                                     Page 4.

                          PRIDE, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                                            For the Six Months                For the Three Months
                                                                                   Ended May 31,                     Ended May 31,
                                                                            ----------------------------      --------------------
                                                                    1998              1997              1998            1997
                                                                 -------------   -------------    -------------     --------

NET LOSS                                                             $(228,414)      $(502,313)       $(123,635)       $(196,341)

OTHER COMPREHENSIVE INCOME (Note 5b):
    Foreign currency translation adjustments                           400,738        (367,763)          57,482          298,769
                                                                    ----------      ----------     ------------       ----------

COMPREHENSIVE INCOME (LOSS)                                          $ 172,324       $(870,076)      $ ( 66,153)       $ 102,428
                                                                     =========       =========       ==========        =========































        See notes to interim consolidated condensed financial statements





                                     Page 5.

                          PRIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                               For the Six Months Ended
                                                                                                        May 31,
                                                                                                  1998                1997
                                                                                             ----------------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                     $   (228,414)      $   (502,313)
    Adjustments to reconcile net loss to net cash provided by operating activities:
      Minority interests in net loss of subsidiaries                                                 (193,906)          (832,264)
      Depreciation and amortization                                                                 2,252,844          1,904,595
      Amortization of goodwill                                                                        315,359            295,449
      Loss (gain) on disposal of fixed assets                                                         128,797           (168,710)
      Deferred financing costs                                                                         17,400            -
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                                     (234,504)           301,002
      Decrease (increase) in inventories                                                              107,090           (614,299)
      (Decrease) increase in accounts payable, accrued expenses and other liabilities                (189,177)           847,044
                                                                                                 ------------     --------------
      Net cash provided by operating activities                                                     1,975,489          1,230,504
                                                                                                 ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of revenue producing assets                                                          (5,492,212)        (6,781,178)
    Proceeds from sale of fixed assets                                                              2,147,269          1,037,985
                                                                                                 ------------       ------------
      Net cash (utilized) by investing activities                                                  (3,344,943)        (5,743,193)
                                                                                                 ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from hire purchase contract funding                                                    5,255,114          9,079,975
    Principal repayments of hire purchase contract funding                                         (4,713,853)        (5,927,829)
    Principal payments of long-term debt                                                              (36,273)            (7,290)
    Loans received from officers                                                                      -                   34,610
    Net proceeds from subsidiary's sale of stock                                                      -                   92,500
    Costs associated with subsidiary's sale of stock                                                  -                 (126,296)
    Net proceeds from bank lines of credit                                                            391,515          2,323,570
    Payment of acquisition debt                                                                       -                 (824,600)
                                                                                          -------------------     --------------
      Net cash provided by financing activities                                                       896,503          4,644,640
                                                                                                -------------      -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                               400,738           (367,763)
                                                                                                -------------     --------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                           (72,213)          (235,812)

    Cash and cash equivalents, at beginning of year                                                    85,065            255,283
                                                                                               --------------     --------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                     $      12,852     $       19,471
                                                                                                =============     ==============

        See notes to interim consolidated condensed financial statements.





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

                Accordingly, PAG's investment in AC Automotive Group, Inc., is now reported under the cost method of accounting.








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

                In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride, Inc. and its wholly-owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of May 31, 1998 and the results of its operations for the six and three month periods ended May 31, 1998 and 1997 and cash flows for the six month periods ended May 31, 1998 and 1997.

                The results of operations for the six and three month periods ended May 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE   2   -    FIXED ASSETS:

                Fixed assets consists of the following:

                                                                               May 31,             November 30,
                                                                              1998                1997
                                                                                (unaudited)

                Building and improvements                                    $     784,599        $     820,160
                Revenue producing vehicles                                      29,889,620           27,612,291
                Furniture, fixtures and machinery                                  577,198            4,670,067
                                                                            --------------       --------------
                                                                                31,251,417           33,102,518
                Less:  accumulated depreciation                                  5,799,306            5,220,168
                                                                             -------------        -------------
                                                                               $25,452,111          $27,882,350
                                                                               ===========          ===========


NOTE   3   -    INTANGIBLE ASSETS:

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



                                     Page 8.

                          PRIDE, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   4   -     LIABILITIES:

                 Included in liabilities as of May 31, 1998, are amounts in the aggregate of $10,402,038 which are not due and payable until after May 31, 1999. This amount consists of amounts due to trade creditors, loans payable and equipment notes payable.


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

                 PAG has filed a Form SB-2 with the Securities and Exchange Commission, registering for the sale of 1,250,000 shares of common stock, which includes 170,000 shares being sold by certain selling shareholders. The estimated net proceeds from this offering, is expected to be $3,488,000 which PAG intends to use to repay existing debt. The successful consummation of this offering will further reduce the Company's percentage ownership in PAG.


NOTE   6   -     NEW ACCOUNTING PRONOUNCEMENTS:

        (a)      Earnings (Loss) per Share:

                 The Company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which is effective for periods ending after December 15, 1997 and has changed the method of calculating earnings (loss) per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings (loss) per share on the face of the income statement. Prior period earnings (loss) per share data has been restated in accordance with SFAS 128. Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period.

        (b)      Statement of Comprehensive Income:

                 The Company has adopted SFAS 130 "Reporting Comprehensive Income", which is effective for years beginning after December 15, 1997 and early adoption is permitted. Comprehensive income consists of net income or loss and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity).






                                     Page 9.

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

                  On November 29, 1996, PAG, through its newly formed majority owned subsidiary, AC Automotive Group Inc., and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of speciality automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of PAG's common stock and by loans. On February 12, 1998, the Board of Directors of AC Automotive Group, Inc., authorized the issuance of 6,130,000 shares of its common stock to Erwood Holdings, Inc., a company affiliated with Alan Lubinsky, the President and Chief Executive Officer and
                  director of the Company and AC Automotive Group, Inc., for aggregate consideration of $6,130. In addition, 441,300 shares were issued to other unrelated parties for aggregate consideration of $443. The fore- going issuance of shares has reduced the ownership of AC Automotive Group, Inc., by PAG to approximately 16%. Accordingly, PAG's investment in AC Automotive Group, Inc., is being reported under the cost method of accounting.

                  Pride Management Services Plc. ("PMS") is a holding company of six subsidiaries which are engaged in the leasing of motor vehicles, primarily on contract hire, to local authorities and selected corporate customers throughout the United Kingdom.





                                    Page 10.

                  Prior to the aforementioned reorganization PMS prepared its financial statements in accordance with generally accepted accounting principles of the United Kingdom. The Company is now preparing its financial statements in accordance with generally accepted accounting principles in the U.S.

                  The financial information presented herein include: (i) Consolidated Condensed Balance Sheets as of May 31, 1998 and November 30, 1997; (ii) Consolidated Condensed Statements of Operations for the Six and Three Month Periods Ended May 31, 1998 and 1997, (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the Six and Three Month Periods Ended May 31, 1998 and 1997 and (iv) Consolidated Condensed Statements of Cash Flows for the Six Month Periods Ended May 31, 1998 and 1997.

                  Results of Operations

                  For the six month period ended May 31, 1998, contract hire and fleet management revenue increased by $1,521,228 or 38.7%, when compared to the same period in 1997.

                  During this period, 163 new contracts were written as against 245 for the same period during 1997. For the six months period ending May 31, 1998, 94 vehicles have being disposed of on termination of contracts as against 60 vehicles disposed during the same period in 1997.

                  Contract hire income increased by $516,273 when comparing the three months period ended May 31, 1998 to the three months ended May 31, 1997. This 23.7% increase is due to the net growth in the fleet of 281 vehicles over the past year.

                  Vehicles sales decreased by $1,197,422 when comparing the two quarters, due to less contracts terminating and less sale of vehicles.

                  During this quarter, 67 new vehicles were acquired as against 128 in the previous year. The average monthly rental of new contracts written was $687 per vehicle as against $608 per vehicle during the same quarter in 1997.

                  During this quarter, 57 vehicles were disposed of on termination of contracts at an average profit of $1,249 per vehicle. During the same quarter in 1997, 20 vehicles were disposed of at an average profit of $3,275 per vehicle. The average profit per vehicle on disposal is dependent on the type of vehicle sold and current market value of vehicles.

                  Cost of sales relating to sale of vehicles decreased from $3,415,975 to $1,506,008 when comparing the six months ended May 31, 1998 with the six months ended May 31, 1997.

                  Cost of sales relating to sale of vehicles decreased form $1,703,318 to $716,054 when comparing the quarter ended May 31, 1998 with the quarter ended May 31, 1997. This decrease is due to a decrease in the sales of vehicles at low margins to take advantage of dealer bonuses.

                  For the six month period ended May 31, 1998 and 1997 respectively, cost of sales including depreciation increased from $2,544,828 to $3,669,273, an increase of $1,124,445 or
                  44.2% which is in line with the increase in contract hire and fleet management income of 38.7%.






                                    Page 11.

                  Cost of sales including depreciation, relating to contract hire and fleet management income increased from $1,414,807 to $1,906,784, an increase of $491,983 or 34.8% when comparing the quarters ended May 31,1998 and 1997, respectively. This increase is in line with the increase in contract hire revenue of 31.3%.

                  Costs of sales as a percent of contract hire and fleet management revenue increased from 64.6% to 67.2% for the six months ended May 31,1 998 and 1997, respectively. This increase is due to a reduction in margin as a result of more competitive trading conditions in the industry. For the three months ended May 31, 1998 and 1997, this percentage has increased from 64.9% to 70.8%.

                  For the six months ended May 31, 1998 and 1997, respectively these expenses increased by $125,009 or 16.3%, which is in the line with the increase in revenues and normal increases in overhead and business operating costs.

                  General and administration expenses increased marginally by $17,472 when comparing the quarters ended May 31, 1998 and 1997, respectively.

                  For the six months ended May 31, 1998 and 1997 respectively, interest expense increased by $477,420. Interest expense increased by $180,922 when comparing the period ended May 31, 1998 and 1997, respectively. This increase is as a result of the increase in hire purchase funding to finance new business and also as result of the increase in the bank line of credit over the past year to fund increased working capital requirements.

                  For the six months ended May 31, 1998 and 1997, the Company reported after amortization of goodwill ($315,300 for both periods), a loss of $413,421 and $692, respectively for the contract hire operations.

                  For the three months ended May 31, 1998 and 1997, the Company reported after amortization of goodwill ($157,680 for both periods), a (loss) of ($226,309) and a profit of $167,213, respectively for the contract hire operations.

                  Liquidity and Capital Resources

                  Net cash provided from operating activities for the six month periods ended May 31, 1998 and 1997 aggregated $1,975,489 and $1,230,504, respectively. The Company utilized net cash for investing activities (for the purchase of revenue producing assets) of $3,344,943 and $5,743,193 for the six month periods ended May 31, 1998 and 1997, respectively. Net cash provided through financing activities aggregated $896,503 and $4,644,640 for the six month periods ended May 31, 1998 and 1997, respectively.

                  The Company believes that its financial resources from funds provided from operations and its funding lines will be adequate to meet its requirements for the next twelve-month period.

                  In 1997, PAG completed a private placement of 18.5 units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of PAG's common stock for an aggregate price of $100,000 per unit. The proceeds have been used to satisfy a portion of the debt owed for the acquisition of AC Car Group Limited.






                                    Page 12.

                  PAG has filed a Form SB-2 with the Securities and Exchange Commission, registering for the sale of 1,250,000 shares of common stock, which includes 170,000 shares being sold by certain selling shareholders. The estimated net proceeds from this offering, is expected to be $3,488,000 with which PAG intends to repay existing debt.


















































                                    Page 13.

PART II.        OTHER INFORMATION
ITEM 1 -  Legal Proceedings.

          None.

ITEM 2 -  Changes in Securities.

          None.

ITEM 3 -  Defaults Upon Senior Securities.

          None.

ITEM 4 -  Submission of Matters to a Vote of Security Holders.

          None.

ITEM 5 -  Other Information.

          None.

ITEM 6 -  Exhibits or Reports on Form 8-K.

          Exhibit 27 - Financial Data Schedule.

                                    Page 13.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: July 20, 1998                                 PRIDE, INC.



                                                     By:    /s/ Alan Lubinsky
                                                            Alan Lubinsky
































                                    Page 15.