Form 10QSB
period 1998-08-31
PRIDE INC
filed 1998-10-15
CIK 840159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the period ended August 31, 1998

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




     Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Common Stock, $.002 par value. 1,995,357 shares outstanding as of August 31, 1998.

                           PRIDE INC. AND SUBSIDIARIES


                                      INDEX



                                                                                                                  Page(s)
PART I.        Financial Information:
ITEM 1.        Financial Statements
               Consolidated Condensed Balance Sheets - August 31, 1998
               (Unaudited) and November 30, 1997                                                                    3.

               Consolidated Condensed Statements of Operations (Unaudited) -
               Nine and Three Months Ended August 31, 1998 and 1997                                                 4.

               Consolidated Condensed Statements of Comprehensive Income (Loss)
               (Unaudited) - Nine and Three Months Ended August 31, 1998 and 1997                                   5.

               Consolidated Condensed Statements of Cash Flows (Unaudited) -
               Nine Months Ended August 31, 1998 and 1997                                                           6.

               Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                             7.


ITEM 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                               10.


PART II.       Other Information                                                                                   13.


SIGNATURES                                                                                                         14.

EXHIBITS       Exhibit 27 - Financial Data Schedule                                                                15.



PART I.        FINANCIAL INFORMATION

ITEM 1.        Financial Statements

                          PRIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                                 August 31,         November 30,
                                                                                                 1998                 1997
                                                                                          -----------------  -------------------
                                                                                                 (Unaudited)
ASSETS:
  Cash and cash equivalents                                                                  $       54,068       $       85,065
  Accounts receivable - net of allowance for doubtful accounts                                    2,217,110            1,959,355
  Inventories                                                                                       -                  1,248,360
  Property, revenue producing vehicles and equipment - net (Note 2)                              23,855,511           27,882,350
  Intangible assets - net (Note 3)                                                                8,423,759            8,912,087
  Investment in affiliate (Note 1)                                                                4,048,460              -
                                                                                              ------------- --------------------

TOTAL ASSETS                                                                                    $38,598,908          $40,087,217
                                                                                                ===========          ===========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

LIABILITIES (Note 4):
  Bank overdraft line of credit                                                                $  6,186,168         $  6,976,699
  Accounts payable                                                                                  714,511            1,767,166
  Accrued liabilities and expenses                                                                  858,299              865,977
  Bank debt                                                                                         694,501              695,782
  Obligations under hire purchase contracts                                                      16,966,515           18,341,778
  Acquisition debt payable                                                                        1,686,000            4,198,500
  Loans payable                                                                                      34,610              -
  Other liabilities                                                                                 587,155              109,978
                                                                                             --------------       --------------

TOTAL LIABILITIES                                                                                27,727,759           32,955,880
                                                                                               ------------         ------------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES (Note 5)                                          5,340,310            3,473,242
                                                                                              -------------        -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.001 par value, 5,000,000 shares authorized,
        none issued or outstanding                                                                   -                    -
    Common stock, $.002 par value, 500,000,000 shares authorized,
        1,995,357 shares issued and outstanding                                                       3,991                3,991
    Additional paid-in capital                                                                    7,996,886            8,063,111
    Retained earnings (deficit)                                                                  (2,173,549)          (4,019,828)
    Deferred financing costs                                                                        (56,504)             (75,178)
    Accumulated other comprehensive income (loss)                                                  (239,985)            (314,001)
                                                                                             --------------       --------------

                                                                                                  5,530,839            3,658,095
                                                                                              -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $38,598,908          $40,087,217
                                                                                                ===========          ===========

        See notes to interim consolidated condensed financial statements.



                                     Page 3.

                          PRIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For the Nine Months Ended          For the Three Months Ended
                                                                       August 31,                          August 31,
                                                                 1998                 1997            1998             1997
                                                            ----------------  ---------------- ----------------   --------------

REVENUES:
    Contract hire income                                         $ 7,344,650      $  5,571,724       $2,442,991       $2,046,665
    Sale of contract hire vehicles                                 2,733,244         5,343,285        1,128,885        1,626,790
    Fleet management and other income                                726,254         1,621,414          171,511          593,366
                                                              --------------     -------------     ------------     ------------
                                                                  10,804,148        12,536,423        3,743,387        4,266,821
                                                                ------------      ------------      -----------      -----------

EXPENSES:
    Cost of sales                                                  8,247,221        10,019,382        3,071,840        3,398,049
    General and administrative expenses                            1,321,386         2,316,820          430,776          774,762
    Amortization of goodwill and acquisition costs                   473,038           474,887          157,679          158,295
    Interest expense and other                                     1,693,560         1,330,278          591,829          520,004
    Research and development costs                                   -                 691,166           -               377,244
                                                        --------------------    --------------------------------    ------------
                                                                  11,735,205        14,832,533        4,252,124        5,228,354
                                                                ------------      ------------     ------------      -----------

LOSS BEFORE MINORITY INTERESTS                                      (931,057)       (2,296,110)        (508,737)        (961,533)

    Minority interests in net loss of consolidated
        subsidiaries (Note 5)                                        425,371         1,325,704          231,465          493,440
                                                              --------------     -------------      -----------     ------------

LOSS BEFORE PROVISION FOR INCOME
    TAXES                                                           (505,686)         (970,406)        (277,272)        (468,093)

    Provision for income taxes                                       -                   -                  -                 -
                                                        ----------------------------------------------------------------------------

NET LOSS                                                       $    (505,686)    $    (970,406)     $  (277,272)     $  (468,093)
                                                               =============     =============      ===========      ===========

LOSS PER COMMON SHARE (Note 6a):
    Net loss before minority interest                                  $(.47)           $(1.15)           $(.25)           $(.48)
    Minority interests in net loss of subsidiary                         .22               .66              .11              .25
                                                                      ------          --------           ------           ------
LOSS PER COMMON SHARE                                                  $(.25)          $  (.49)           $(.14)           $(.23)
                                                                       =====           =======            =====            =====

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (Note 6a)                                   1,995,357         1,995,357        1,995,357        1,995,357
                                                                   =========         =========        =========        =========




        See notes to interim consolidated condensed financial statements.






                                     Page 4.

                          PRIDE, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)


                                                                     For the Nine Months               For the Three Months
                                                                        Ended August 31,                Ended August 31,
                                                               -------------------------------   -------------------
                                                                  1998                1997              1998            1997
                                                               -------------   ---------------    -------------     ------------

NET LOSS                                                           $(505,686)     $   (970,406)       $(277,272)       $(468,093)

OTHER COMPREHENSIVE INCOME (Note 5b):
    Foreign currency translation adjustments                         385,199          (204,457)         (15,539)         163,306
                                                                  ----------     -------------     ------------       ----------

COMPREHENSIVE INCOME (LOSS)                                        $(120,487)      $(1,174,863)       $(292,811)       $(304,787)
                                                                   =========       ===========        =========        =========































        See notes to interim consolidated condensed financial statements





                                     Page 5.

                          PRIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 For the Nine Months Ended
                                                                                                         August 31,
                                                                                                  1998                1997
                                                                                             ----------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                     $   (505,686)      $   (970,406)
    Adjustments to reconcile net loss to net cash provided by operating activities:
      Minority interests in net loss of subsidiaries                                                 (425,371)        (1,325,704)
      Depreciation and amortization                                                                 3,510,813          2,909,949
      Amortization of goodwill                                                                        473,037            474,424
      Loss (gain) on disposal of assets                                                               229,059           (193,752)
      Deferred financing costs                                                                         26,830            -
    Changes in assets and liabilities:
      (Increase) in accounts receivable                                                              (308,545)           (74,689)
      Decrease (increase) in inventories                                                              132,369           (564,489)
      Increase in accounts payable, accrued expenses and other liabilities                             54,142          2,085,956
                                                                                               --------------      -------------
      Net cash provided by operating activities                                                     3,186,648          2,341,289
                                                                                                 ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of revenue producing assets                                                          (6,393,018)       (10,162,619)
    Proceeds from sale of assets                                                                    2,923,088          1,443,250
                                                                                                 ------------      -------------
      Net cash (utilized) by investing activities                                                  (3,469,930)        (8,719,369)
                                                                                                 ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from hire purchase contract funding                                                    6,492,373         14,438,622
    Principal repayments of hire purchase contract funding                                         (7,512,487)       (10,147,407)
    Principal payments of long-term debt                                                               (1,281)           (53,789)
    Loans received from officers                                                                      -                   34,610
    Net proceeds from subsidiary's sale of stock                                                      -                   92,500
    Costs associated with subsidiary's sale of stock                                                  -                 (180,137)
    Net proceeds from bank lines of credit                                                            888,481          3,008,278
    Payment of acquisition debt                                                                       -                 (823,970)
                                                                                          -------------------     --------------
      Net cash (utilized) provided by financing activities                                           (132,914)         6,368,707
                                                                                                -------------      -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                               385,199           (204,457)
                                                                                                -------------     --------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                           (30,997)          (213,830)

    Cash and cash equivalents, at beginning of year                                                    85,065            255,283
                                                                                               --------------     --------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                     $      54,068     $       41,453
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

                 In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride, Inc. and its wholly-owned subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of August 31, 1998 and the results of its operations for the nine and three month periods ended August 31, 1998 and 1997 and cash flows for the nine month periods ended August 31, 1998 and 1997.

                 The results of operations for the nine and three month periods ended August 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE   2   -     FIXED ASSETS:

                 Fixed assets consists of the following:
                                                                               August 31,          November 30,
                                                                                 1998             1997
                                                                                (unaudited)

                Building and improvements                                    $     784,599        $     820,160
                Revenue producing vehicles                                      28,682,375           27,612,291
                Furniture, fixtures and machinery                                  577,198            4,670,067
                                                                            --------------       --------------
                                                                                30,044,172           33,102,518
                Less:  accumulated depreciation                                  6,188,661            5,220,168
                                                                             -------------        -------------
                                                                               $23,855,511          $27,882,350
                                                                               ===========          ===========


NOTE   3   -    INTANGIBLE ASSETS:

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

                 Included in liabilities as of August 31, 1998, are amounts in the aggregate of $9,223,729 which are not due and payable until after August 31, 1999. This amount consists of amounts due to trade creditors, loans payable and equipment notes payable.


NOTE   5   -     MINORITY INTERESTS IN SUBSIDIARIES:

                 In April 1996, PAG successfully completed an initial public offering of its common stock, as a result of which the Company's investment in PAG was reduced to 53.32%. In November 1996, PAG completed a private placement of 17 units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of the Company's common stock for the aggregate price of $100,000. The effect of this placement has reduced the Company's investment in PAG to 46.87%. In August 1998, the Company sold 35,000 shares of PAG common stock for net proceeds of $109,555, realizing a loss of $27,006. As a result of this transaction the Company now holds 1,357,500 shares of PAG common stock which represents a 48.1% investment and still maintains control. The minority interests liabilities represent the minority shareholders' portion of the equity in this subsidiary.

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

                  In December 1995, Pride Automotive Group, Inc. consummated a private placement offering of common stock of 500,000 shares, which reduced the Company's ownership interest to 72.8%. In April 1996, Pride Automotive Group, Inc. completed an initial public offering of 592,500 shares of common stock at $5.00 per share and 2,000,000 redeemable common stock warrants, at a price of $.10 each. This offering reduced the Company's ownership interest to 53.32%. In November 1996, PAG completed a private placement of 17 units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of the Company's common stock for the aggregate price of $100,000. The effect of this placement has reduced the Company's investment in PAG to 46.87%. In August 1998, the
                  Company sold 35,000 shares of PAG common stock for net proceeds of $109,555, realizing a loss of $27,006. As a result of this transaction the Company now holds 1,357,500 shares of PAG common stock which represents a 48.1% investment.

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

                  The financial information presented herein include: (i) Consolidated Condensed Balance Sheets as of August 31, 1998 and November 30, 1997; (ii) Consolidated Condensed Statements of Operations for the Nine and Three Month Periods Ended August 31, 1998 and 1997, (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) for the Nine and Three Month Periods Ended August 31, 1998 and 1997 and (iv) Consolidated Condensed Statements of Cash Flows for the Nine Month Periods Ended August 31, 1998 and 1997.

                  Results of Operations

                  The numbers for the prior year which appear below are exclusive of the AC Automotive Group.

                  For the nine month period ended August 31, 1998, contract hire and fleet management revenue increased by $1,772,164 or 28.14%, when compared with the same period in 1997. This increase is mainly due to the growth of the fleet since the beginning of 1997.

                  During this period, 185 new contracts were written as against 403 for the same period during 1997. For the nine month period, 194 vehicles were disposed of on termination of contracts as against 92 vehicles disposed during the same period in 1997.

                  Contract hire income increased by $396,326 or 19.36% when comparing the three month period ended August 31, 1998 to the three months ended August 31, 1997. This increase is as a result of the growth in the fleet over the past two years.

                  Lease vehicle sales decreased by $497,905 when comparing the two quarters. Although more contracts terminated than in 1997, the amount of vehicle sales is dependent on the type of vehicle sold and the market value.

                  During the quarter, 100 vehicles were disposed of, 32 at an average profit of $644 and 68 at an average loss of $335. The average profit per vehicle on disposal is dependent on the type of vehicle sold and the current market value of vehicles. During the same quarter in 1997, 32 vehicles were disposed of at an average profit of $1,076.

                  During the quarter, 22 new contracts were acquired as against 158 in the previous year. The average monthly rental of new contracts written was $571 as against $582 per vehicle during the same quarter in 1997.

                  For the three month period ended August 31, 1998, cost of sales including depreciation decreased from $3,237,169 to $3,071,840. As a percent of contract hire income and sale of vehicles, this percentage increased marginally from 79.76% to 82.08%.








                                    Page 11.

                  Cost of sales including depreciation, decreased for the nine month period ended August 31, 1998 and 1997, respectively. The decrease from $9,197,972 to $8,247,221 is in line with the decrease in contract hire and vehicle sale revenue of
                  $10,915,009  to  $10,077,895.  As  a  percent  of  sales,  the percentage decreased from 84.27% to 81.83% when comparing the nine month period ended August 31, 1998 and 1997, respectively.

                  General and administrative expenses increased by $282,443, or 27.43% when comparing the nine month periods ending August 31, 1998 and 1997, respectively. This increase is in line with the $1,772,164 increase in contract hire and fleet management income of 28.14% ,when comparing the nine month period ended August 31, 1998 and 1997, respectively.

                  For the nine months ended August 31, 1998 and 1997, interest expense increased by $622,851. Interest expense increased by $145,431 when comparing the three month periods ended August 31, 1998 and 1997. This increase is as a result of the increase in hire purchase funding to finance new business and the increase in the bank line of credit to fund increased working capital requirements.

                  For the nine months ended August 31, 1998 and 1997, the Company reported, after amortization of goodwill of ($473,040 for both periods), and before minority interests and other non-recurring items, a loss of $904,051 and $136,933, respectively.

                  For the three months ended August 31, 1998 and 1997, the Company reported, after amortization of goodwill of ($157,680 for both periods), and before minority interests and other non-recurring items, a loss of $481,731 and $134,394, respectively.

                  Liquidity and Capital Resources

                  Net cash provided from operating activities for the nine month periods ended August 31, 1998 and 1997 aggregated $3,186,648 and $2,341,289, respectively. The Company utilized net cash for investing activities (for the purchase of revenue producing assets) of $3,469,930 and $8,719,369 for the nine month periods ended August 31, 1998 and 1997, respectively. Net cash utilized by financing activities was $132,914 for the nine-month period ended August 31, 1998. Net cash provided by financing activities aggregated $6,368,707 for the nine-month period ended August 31, 1997.

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







                                    Page 12.

PART II.          OTHER INFORMATION


ITEM 1 -          Legal Proceedings.
                  None.
ITEM 2 -          Changes in Securities.
                  None
ITEM 3 -          Defaults Upon Senior Securities.
                  None.
ITEM 4 -          Submission of Matters to a Vote of Security Holders.
                  None.
ITEM 5 -          Other Information.
                  None.
ITEM 6 -          Exhibits or Reports on Form 8-K.
                  Exhibit 27- Financial Data Schedule
                  Exhibit 11 - Computation of Earnings Per Share - not required, no dilutive common stock equivalents

























                                    Page 13.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: October 14, 1998                              PRIDE, INC.


                                             By:    /s/ Alan Lubinsky
                                                    Chief Executive Officer and
                                                    Principal Accounting Officer




































                                    Page 14.