Form 10QSB
period 1999-02-28
PRIDE INC
filed 1999-04-16
CIK 840159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the period ended February 28, 1999

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




     Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Common Stock, $.002 par value. 1,995,357 shares outstanding as of February 28, 1999.

                          PRIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                             February 28,           November 30,
                                                                                     1999               1998
                                                                                unaudited

ASSETS
          Cash and cash equivalents ............................................   $     168,449           54,953
          Accounts receivable ..................................................       1,913,546        1,571,983
          Property revenue producing vehicles and equipment-net (Note 2) .......       3,883,420       21,599,835
          Investment in affiliate (Note 1) .....................................       4,048,460        4,048,460
                                                                                   -------------      -----------
TOTAL ASSETS ...................................................................   $  10,013,875       27,275,231
                                                                                   =============      ===========


                       LIABILITIES AND SHAREHOLDERS EQUITY

LIABILITIES
          Bank line of credit ..................................................         135,554        6,264,245
          Accounts payable .....................................................         603,588          558,314
          Accrued liabilities and expenses .....................................       4,226,981        1,738,304
          Bank debt ............................................................       4,780,920          685,428
          Obligations under hire purchase contracts ............................       1,750,638       15,231,850
          Acquisition debt payable                                                     1,686,000        1,686,000
          Loans payable ........................................................          34,610           34,610
          Other liabilities                                                               73,107          249,842
                                                                                   -------------      -----------
TOTAL LIABILITIES ..............................................................      13,291,398       26,448,593
                                                                                   =============      ===========

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES  (Note 4) ......................               0          370,043
                                                                                   -------------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS EQUITY
          Preferred stock,  $.001 par value,  5,000,000 shares  authorized,  none issued or  outstanding  Common  stock,  $.002 par  value, 5,000,000 shares authorized, 1,995,357 shares issued and outstanding
          in 1999 and 1998 respectively ........................................           3,991            3,991
          Additional paid-in capital ...........................................       8,332,894        8,332,894
          Retained earnings(deficit) ...........................................     (12,298,627)      (7,903,830)
          Deferred financing costs .............................................         (26,984)         (44,734)
          Accumulated other comprehensive income ...............................         711,203           68,273
                                                                                   -------------      -----------
TOTAL SHAREHOLDERS EQUITY ......................................................      (3,277,523)         456,595
                                                                                   -------------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY ......................................      10,013,875       27,275,231
                                                                                   =============      ===========



                          PRIDE, INC AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           For the Three Months ended
                                                                                 February 28
                                                                             1999         1998
                                                                              $           $

REVENUE
          Contract hire income ......................................       327,498      2,441,865
          Sale of vehicles ..........................................    14,821,987        817,112
          Fleet management and other income .........................        73,107        321,994
                                                                         ----------    -----------
                                                                         15,222,592      3,580,971
                                                                         ==========    ===========


EXPENSES

          Cost of sales .............................................    17,785,035      1,480,587
          Depreciation ..............................................        94,712      1,071,956
          General and administration expenses .......................       621,218        489,586
          Amortization of goodwill ..................................          --          157,680
          Interest and other financing costs ........................     1,486,467        575,809
                                                                         ----------    -----------
                                                                         19,987,432      3,775,618
                                                                         ==========    ===========

LOSS BEFORE MINORITY INTERESTS ......................................    (4,764,840)      (194,647)

          Minority interests in net loss of consolidated subsidiaries       370,043         91,232
                                                                         -----------   -----------

LOSS BEFORE  PROVISION FOR INCOME TAXES .............................    (4,394,797)      (104,779)
          Provision for income taxes ................................          --             --
                                                                         -----------   -----------
NET (LOSS) ..........................................................    (4,394,797)      (104,779)
                                                                         ===========   ===========

LOSS PER COMMON SHARE (Note 5a)

          Net Loss before minority interests ........................   $     (2.38)   $      (.10)
          Minority interests in net loss of subsidiary ..............           .18            .05
                                                                        ------------   -----------
                                                                        $     (2.20)   $      (.05)
                                                                        ============   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING .........................................................     1,995,357      1,995,357
                                                                         ===========   ===========



                           PRIDE,INC AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                     For the Three Months
                                                      Ended February 28
                                                       1999         1998

NET LOSS .........................................   (4,394,797)     (104,779)

OTHER COMPREHENSIVE INCOME (Note 5b)
          Foreign currency translation adjustments      633,825        57,482
                                                     -----------   ----------
COMPREHENSIVE (LOSS) .............................   (3,760,972)      (47,297)

                                                     ===========   ==========

                           PRIDE,INC AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       For the Three Months ended
                                                                           February 28, 1999
                                                                       1999             1998
                                                                         $                $
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) .......................................................    (4,394,797)      (104,779)
Adjustments to reconcile net (loss) to cash provided by operating activities:
          Minority interests in net loss of subsidiaries .........      (370,043)       (91,232)
          Depreciation and amortization ..........................        94,712      1,071,957
          Amortization of goodwill ...............................          --          157,679
          Deferred financing costs ...............................        17,750         17,750
          Loss on disposal of fixed assets .......................     1,474,039         42,193
Changes in assets and liabilities
          (increase) decrease in accounts receivable .............      (341,563)        14,297
          (increase) in inventories ..............................          --          (46,899)
          increase in accounts payable, accrued expenses and other
          liabilities ............................................     2,357,216        436,179
                                                                      -----------   -----------
Net cash (utilized) provided from operating activities ...........    (1,162,686)     1,497,145
                                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of revenue producing assets .............................          --       (3,104,557)
Proceeds from sale of fixed assets ...............................    16,147,184        909,207
                                                                      -----------   -----------
          Net cash provided (utilized) by investing activities ...    16,147,184     (2,195,350)
                                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
          Bank lines of credit ...................................          --          192,237
          Reduction in bank line of credit .......................    (6,128,691)          --
          Increase in bank debt ..................................     4,160,000
          Principal payment of long term debt ....................       (64,508)       (17,882)
          Proceeds from hire purchase contract funding ...........          --        3,154,590
          Principal repayments of hire purchase funding ..........   (13,471,628)    (2,748,385)
                                                                     ------------   -----------
Net cash(utilized) provided from financing activities ............   (15,504,827)       580,560
                                                                     ------------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........................       633,825         57,482

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............       113,496        (60,163)

          Cash and cash equivalents, beginning of year ...........        54,953         84,227
                                                                      -----------   -----------
CASH AND CASH EQUIVALENTS END OF YEAR ............................       168,449         24,064
                                                                      ===========   ===========

                          PRIDE,INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1-DESCRIPTION OF COMPANY

     Pride, Inc. (the "Company"), which is a holding company, was incorporated as International Sportfest, Inc. in the state of Delaware on September 11,1988. The Company was a development stage company with no operations though January 13,1994.On the date, the Company acquired, through an exchange of stock, Pride Management Services Plc ("PMS"), a consolidated group of companies located in the United Kingdom. Simultaneously with the acquisition, the Company changed its name from International Sportfest, Inc. to Pride, Inc. and now has its corporate offices in Watford, England and New York, New York. By acquiring 100% of the issued and outstanding common stock of Pride Management, PMS became a wholly-owned subsidiary of the Company. For accounting purposes the acquisition was treated as a recapitalization of Pride Management with PMS as the acquirer in a reverse acquisition.

     Pursuant to the acquisition, the Company issued an aggregate of 9,000,000 (900,000 shares-post Reverse stock split) shares of its common stock to the stockholders of PMS in the acquisition. The 9000,0000 (pre-reverse split) shares represented 89% of the 10,155,350 (pre-reverse split) shares of common stock outstanding immediately after the acquisition. The common stock, was determined in arms-length negotiations between management of the company and management of PMS. None of the stockholders or management of PMS were previously affiliated with the Company in any manner, The principal basis used in the negotiations to determine the number of shares to be issued by the Company was the percentage of stock which would be owned by the new control groups after the issuance thereof, rather than any traditional valuation formulas. By acquiring 100% of the issued and outstanding common stock of PMS, PMS became a wholly owned subsidiary of the Company. For accounting purposes, the acquisition has been treated as a recapitalization of PMS, with PMS as the acquirer in a reverse acquisition. In March 1995, pursuant to the terms and conditions of a reorganization, the Company exchanged all its shares in Pride Management Services Plc for 1,500,000 shares of common stock in Pride Automotive Group, Inc ( a newly formed Delaware corporation). As a result of this exchange, Pride Automotive Group, Inc ("PAG") became a majority owned subsidiary of the Company and the parent of PMS.

     Pride Management Services Plc (PMS) is a holding company of six subsidiaries engaged in the leasing of motor vehicles primarily on contract hire to local authorities and selected corporate customers throughout the United Kingdom.

     On November 29,1996, the Company, through PAG's newly formed majority owned subsidiary, AC Automotive Group Inc. and its wholly owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of speciality automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of the Company's common stock and by loans. The acquisition was recorded using the purchase method of accounting.

     On February 12,1998, the board of Directors of AC Automotive Group, Inc. authorized the issuance of 6,130,000 shares of its common stock to Erwood Holdings, Inc., a company affiliated with Alan Lubinsky, the President and Chief Executive Officer and director of the Company and AC Automotive Group, Inc. for aggregate consideration of $6,130. In addition, 441,300 shares were issued to other unrelated parties for aggregate consideration of $443. Following further restructure and the forgoing issuance of shares, the ownership of AC Automotive Group, Inc. by PAG has been reduced to 16%. Due to the change in ownership percentage, PAG does not believe that it still has the ability to exercise significant influence over AC Automotive, Inc. Accordingly, consolidation is not considered appropriate. PAG's investment in AC Automotive Group, Inc. is therefore being reported under the cost method of accounting.

     On December 11,1998, PAG ,though its subsidiary, Pride Management Services Plc, completed the sale of substantially all its leasing assets, leaving approximately 13% of its revenue producing vehicles after the sale. The consideration paid was $14,763,680 against balance sheet value of $17,851,023. As a condition of sale, hire purchase creditors were paid $14,537,000 in full and final settlement of the debt outstanding on the leased assets sold against a balance sheet value of $13,127,303 at an early settlement penalty of $1,409,697. In addition, the bank was restructured as follows. Upon completion of the sale, $1,815,000 was repaid to the bank. The balance of $4,449,245 has been converted into two loans; Loan A for $1,485,000 and Loan B for $2,964,245. Loan A of $1,485,000 is repayable by July 31,1999, in the event of which Loan B of $2,964,245 will be forgiven. In the event that Loan A is not repaid by July 31,1999, the full amount outstanding on the two loans is repayable on demand. As a result of the sale, PAG wrote off its related goodwill, which had a carrying value of $8,444,147, at November 30,1998.

     On February 19,1999, it was announced that PAG had executed a Letter of Intent to acquire all of the issued and outstanding capital stock of Digital Mafia Entertainment LLC, in exchange for the issuance of 7,400,000 shares in Pride Automotive common stock. In addition PAG also announced that it will, at the same time, sell its ownership of Pride Management Services to the Company for nominal value. At this time, these sales have not being consummated and the terms have being re-negotiated in light of the de-listing of PAG's shares as discussed below, and now 14,800,000 shares will be issued.

     On March 12,1999, PAG was notified by NASDAQ that it's securities would be de-listed from the Nasdaq Small Cap Market effective March 19,1999, since it's financial condition does not meet the requirements for continual inclusion of such securities. PAG is in the process of appealing this decision.

                          PRIDE, INC AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1-DESCRIPTION OF COMPANY (Continued)

     In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride Inc. and its subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of February 28,1999 and the results of its operations for the three months ended February 28,1999 and 1998 and cash flows for the three month periods ended February 28,1999 and 1998.


NOTES 2-FIXED ASSETS

Fixed assets consists of the following:

                                                                             February 28,                    November 30,
                                                                                     1999                            1998
                                                                              (unaudited)
                                                                                        $                               $
Building and improvements                                                         784,599                         784,599
Revenue producing vehicles                                                      3,716,552                      26,954,977
Furniture, fixtures and machinery                                                 576,270                         576,270
                                                                            ---------------------------------------------
                                                                                5,077,421                      28,315,846
Less: accumulated depreciation                                                  1,194,001                       6,716,011
                                                                             --------------------------------------------
                                                                                3,883,420                      21,599,835
                                                                             ============================================


NOTE 3-LIABILITIES

Included in liabilities as of February 28,1999, are amounts in the aggregate of $1,521,742 which are not due and payable until after February 28,2000. This amount consists of amounts due to loans payable and equipment notes payable.

NOTE 4-MINORITY INTERESTS IN SUBSIDIARIES

     In April 1996, PAG successfully completed an initial public offering of its common stock, as a result of which the Company's investment in PAG was reduced to 56.45%.

     In November 1996,PAG completed a private placement of 17units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of the Company's common stock for the aggregate price of $100,000.The effect of this placement reduced the Company's investment in PAG to 53,33%.

     In August 1998, the Company sold 70,000 shares of PAG common stock for net proceeds of $235,870, realizing a loss of $57,236.

     As a result of this transaction, the Company now holds 1,425,000 shares of PAG common stock which represents a 50,49% investment.

     Due to the fact that PAG has negative equity, the minority interest liability has been reduced to nil


NOTE 5-NEW ACCOUNTING PRONOUNCEMENTS

(a)     Earnings (Loss) per share

     The Company has adopted SFAS 128 Earnings Per Share ( SFAS 128 ), which is effective for periods ending after December 15, 1997 and has changed the method of calculating earnings(loss) per share. SFAS 128 requires the presentation of basic and diluted earnings(loss) per share on the face of the income statement. Prior period earnings(loss) per share data has been restated in accordance with SFAS 128. Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

(b)     Statement of Comprehensive Income

     The Company has adopted SFAS 130 Reporting Comprehensive Income , which is effective for the years beginning after December 15,1997 and early adoption is permitted. Comprehensive income consists of net income or loss and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Pride, Inc. (the "Company") which is a holding company, was incorporated as International Sportfest, Inc in the State of Delaware on September 11,1998. The Company was a development stage company with no operations through January 13, 1994.On January 13,1994, the Company acquired Pride Management Services, Plc ("PMS") a consolidated group of operating companies located in the United Kingdom. Simultaneously with the acquisition, the Company changed its name from International Sportsfest, Inc to Pride, Inc. and now has its corporate offices in Watford, England and New York City, New York. The Company also decided to change its year end from April 30 to November 30, in order to coincide accounting periods with its new subsidiary.

     Pursuant to the acquisition, the Company issued an aggregate of 9,000,000 (900,000 shares-post Reverse stock split) shares of its common stock to the stockholders of PMS in the acquisition. The 9000,0000 (pre-reverse split) shares represented 89% of the 10,155,350 (pre-reverse split) shares of common stock outstanding immediately after the acquisition. The common stock, was determined in arms-length negotiations between management of the company and management of PMS. None of the stockholders or management of PMS were previously affiliated with the Company in any manner, The principal basis used in the negotiations to determine the number of shares to be issued by the Company was the percentage of stock which would be owned by the new control groups after the issuance thereof, rather than any traditional valuation formulas. By acquiring 100% of the issued and outstanding common stock of PMS, PMS became a wholly owned subsidiary of the Company. For accounting purposes, the acquisition has been treated as a recapitalization of PMS, with PMS as the acquirer in a reverse acquisition.

     In December 1995, PAG consummated a private placement offering of common stock of 500,000 shares, which reduced Pride's ownership interest to 72.8%. In April 1996, PAG completed an initial public offering of 592,500 shares of common stock at $5.00 per share and 2,000,000 redeemable common stock warrants at a price of $.10 each. The effect of the offering was to reduce Pride's ownership interest to 56.55%.

     In November 1996, PAG completed a private placement of 17 units, each consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of the Company's common stock for the aggregate price of $100,000.The effect of this placement reduced the Company's investment in PAG to 46.87%.In August 1998, the Company sold 70,000 shares of PAG common stock for net proceeds of $235,870, realizing a loss of $57,236.As a result of this transaction, the Company now holds 1,425,000 shares of PAG common stock which represents a 50.49% investment.

     On November 29,1996, the Company, through its newly formed majority owned subsidiary, AC Automotive Group Inc. and its wholly owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of certain assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of speciality automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of the Company's common stock and by loans. The acquisition was recorded using the purchase method of accounting.

     On February 12,1998, the board of Directors of AC Automotive Group, Inc. authorized the issuance of 6,130,000 shares of its common stock to Erwood Holdings, Inc., a company affiliated with Alan Lubinsky, the President and Chief Executive Officer and director of the Company and AC Automotive Group, Inc. for aggregate consideration of $6,130. In addition, 441,300 shares were issued to other unrelated parties for aggregate consideration of $443. Following further restructure and the forgoing issuance of shares, the ownership of AC Automotive Group, Inc. by the Company has been reduced to 16%. Due to the change in ownership percentage, PAG does not believe that it still has the ability to exercise significant influence over AC Automotive, Inc. Accordingly, consolidation is not considered appropriate. PAG's investment in AC Automotive Group, Inc. is therefore being reported under the cost method of accounting.

     On December 11,1998, PAG, through its subsidiary, Pride Management Services Plc, completed the sale of a large portion of its leasing assets (see Note
1).Pride Management Services, through its subsidiaries, continues to service the remaining contract hire agreements.

     On February 19,1999, it was announced that PAG had executed a Letter of Intent to acquire all of the issuance of 7,400,000 shares in Pride Automotive common stock. In addition, PAG also announced that it will, at the same time, sell its ownership of Pride Management Services to the Company for nominal value. At this time, these sales have not being consummated and the terms have being re-negotiated in light of the de-listing of PAG's shares as discussed below, and now 14,800,000 shares will be issued.

     On March 12,1999, PAG was notified by NASDAQ that it's securities would be de-listed from the Nasdaq Small Cap Market effective March 19,1999, PAG's financial condition does not meet the requirements for continual inclusion of such securities. PAG is in the process of appealing this decision.

The financial information presented herein include:

     (i) Consolidated Condensed Balance Sheets as of February 28,1999 and November 30,1998;

     (ii) Consolidated Condensed Statements of Operations for the Three Month periods Ended February 28,1999 and 1998;

     (iii) Consolidated Condensed Statements of Comprehensive income (loss) for the Three Month Periods Ended February 28,1999 and 1998;

     (iv) Consolidated Condensed Statements of Cash Flows for the Three Month Periods Ended February 28,1999 and 1998.

Results of operations

     During the quarter, the Company through its subsidiary, completed the sale of substantially all its leasing assets. 972 vehicles and their related contracts were disposed of at a book loss of $3,087,343. This accounts for the large reduction in contract hire income and increase in vehicle sales when comparing the quarters ending February 28,1999 and February 28,1998 respectively.

     In addition to this sale, 25 additional vehicles were disposed of at a loss of $43,279. During the corresponding quarter in 1998, 37 vehicles were disposed of on termination of contracts at an average profit of $734 per vehicle.

     No new business was written during this quarter in line with the Company's decision to reduce its leasing and fleet management assets. During the quarter ended February 28,1998, 96 new contracts were written at an average rental of $695 per vehicle.

     As of February 28, 1999, 132 vehicles were under lease compared to 1540 vehicles as at February 28,1998.

     Fleet management income has also reduced substantially due to the reduction in vehicles being managed. At the end of this quarter, 49 vehicles were subject to management contracts compared to 217 at the end of the corresponding quarter in 1998.

     Cost of sales has increased substantially as a result of the disposal of 997 vehicles discussed above. This has resulted in a large reduction in depreciation due to the reduction in the fleet when comparing the quarters ended February 28,1999 and February 28,1998 respectively.

     General and administration have increased by $130,000 when comparing the quarters ending February 28,1999 and February 28,1998. This is mainly due to the writing off of doubtful debtors and a provision for professional fees relating to the Company restructure.

     Interest and financing costs increased by $910,000 when comparing the quarters ended February 28,1999, and February 28,1998, respectively. This increase is mainly due to a early settlement penalty of $1,410,000 relating to the settlement of the debt outstanding on the leased assets sold, and a reduction in the level of Hire purchase obligations and bank line of credit outstanding when comparing the respective quarters.

     As a result of the sale of the leased assets, the intangibles were written off at November 30,1998.

     For the three months ended February 28,1999 and 1998, the Company reported, after amortization of goodwill of $157,680 (for 1998) and minority interests of $370,043 (1999) and $91,232 (1998), a loss of $4,394,797 and $104,779 .

Liquidity and Capital Resources

     Net cash (utilized) provided from operating activities for the three month periods ended February 28,1999 and 1998 aggregated $1,162,686 and $1,497,145 respectively. The Company provided cash of $16,147,184 and $909,207 from the sale of fixed assets for the periods ended February 28,1999 and 1998 respectively. For the three month period ended February 28,1998, $3,104,557 was utilized to purchase revenue producing assets. Net cash utilized by the Company from financing activities amounted to $15,514,411 as against net cash provided of $580,560 for the three month period ended February 28,1999 and 1998 respectively

     Due to the losses  incurred as a result of the sale of assets  described in note 1 and the continuing trading losses, doubts are raised about the Company's ability to continue as a going concern.

     Management's plans in regard to this matter were described in a press release issued on February 19,1999, where it was announced that the Company had executed a Letter of Intent to acquire all the issued and outstanding capital stock of Digital Mafia Entertainment, LLC, in exchange for the issuance of 7,400,000 shares in Pride Automotive common stock. The amount of shares to be issued has subsequently being increased to 14,800,000. In addition, PAG also announced that it will, at the same time, sell its ownership of Pride Management Services to Pride, Inc., to the Company for nominal value. At this time, these sales have not being consummated.

     Management is also raising capital for the purpose of meeting PAG's financial obligations until such time as the Contract of Sale described above is consummated. If this raising of capital is unsuccessful, then the Company will not have sufficient cash on hand to meet its current obligations. The financial statements do not include any adjustments that might result from this uncertainty.

PART II. OTHER INFORMATION


                           Part II - Other Information

ITEM 1.  Legal Proceedings.  None.

ITEM 2.  Changes in Securities.  None.

ITEM 3.  Defaults Upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote.  None.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibit and Reports on Form 8-k.  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized


Dated:  April 16, 1999

        Pride, Inc.

by: \s\ Alan Lubinsky
        Alan Lubinsky