Form 10KSB
period 1998-11-30
PRIDE INC
filed 1999-06-29
CIK 840159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1998

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

                                 011441923211888
              (Registrant's telephone number, including area code)

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

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x].

     The aggregate market value of the voting stock on May 6, 1998 (consisting of Common Stock, $.002 par value per share) held by non-affiliates was approximately $428,882, based upon the average bid and asked prices for such Common Stock on said date ($0.66) as reported by a market maker. The issuer's and its subsidiaries had on a consolidated basis, revenues of $8,329,000 for its fiscal year ended November 30, 1998. On November 30, 1998 there were 1,995,357 shares of Registrant's Common Stock outstanding.

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

     In connection with the Reorganization and formation of PAG, PMS became a wholly owned subsidiary of PAG which, prior to PAG's initial public offering, was approximately 72.8% owned by Pride. PMS is a holding company which has six wholly owned subsidiaries which, prior to the Asset Disposition (as hereinafter defined) engaged in the Company's operations. PMS's wholly-owned subsidiaries include; Pride Vehicle Contracts Limited, Baker Vehicle Contracts Limited, Pride Vehicle Contracts (UK) Limited, Pride Leasing Limited, Pride Vehicle Management Limited and Pride Vehicle Deliveries Limited. These companies operated as one unit, with the same management and facilities. Unless the context otherwise requires, all references to the "Company" are to its wholly owned subsidiary, PMS and PMS's six wholly owned subsidiaries. See "Subsidiaries."

Public Offering of Pride Automotive Group, Inc.

     In April 1996, PAG completed an underwritten initial public offering of its securities. The securities were registered with the Securities and Exchange Commission ("SEC") pursuant to a registration statement on Form SB-2. The initial public offering was declared effective by the SEC on April 24, 1996. In the offering, PAG sold 592,500 shares of its common stock to the public at a price of $5.00 per share and 2,300,000 redeemable common stock purchase warrants at a price of $.10 per warrant. The warrants are exercisable at a price of $5.75 per share, subject to adjustment, beginning April 24, 1997 and expiring April 23, 2001. In connection therewith, PAG also granted to the underwriters of the offering, Mason Hill & Co., Inc. and the Thornwater Group, Inc., warrants to purchase an aggregate of 95,000 shares of PAG's common stock at a purchase price of $7.50 and 200,000 redeemable common stock purchase warrants at a price of $0.15 per warrant, each warrant exercisable to purchase one share of common stock at a purchase price of $7.50 per share. Other than with respect to the exercise price, the terms of the warrants granted to the underwriter are identical to those described above. The securities of the Company are currently traded on the NASD Bulletin Board. Prior to February 19, 1999, PAG's securities were traded on the Nasdaq SmallCap Stock Market and the Boston Stock Exchange, Inc. On February 19, 1999, both Nasdaq and the Boston Stock Exchange halted trading in PAG's upon its dissemination of news that it had executed a letter of intent to acquire a company known as Digital Mafia Entertainment, LLC. ("DME"). Shortly thereafter, PAG received notice from Nasdaq that it was being delisted for, among other things, failure to maintain tangible book value of at least $2,000,000.

     In January 12, 1998, PAG filed a registration statement on Form SB-2 with the SEC, to register 1,000,000 shares of PAG's Common Stock. In connection therewith, PAG had entered into a letter of intent with Mason Hill & Co., Inc., an NASD broker-dealer, to underwrite such securities a firm commitment basis. The Registration Statement was subsequently withdrawn by PAG.

Business of Pride Management Services, Plc.

     Prior to November 1998, the Company engaged in the business of leasing new automobiles to businesses through PMS, servicing such automobiles during the lease term and remarketing the automobiles upon the expiration of the lease. In November 1998, PMS and its subsidiaries entered into an agreement with Newcourt Automotive Services, Ltd. ("Newcourt) to sell it substantially all of their leasing portfolios for the sum of approximately $14,763,000. The portfolio sold had been carried on the books of the Company at a value of approximately
$17,851,000. PMS currently maintains leases on approximately 10 vehicles, although it intends to discontinue its leasing operations by the end of calendar year 1999. The sale of such assets was deemed necessary by PMS due to pressure from its lenders. The sale of the leasing portfolios and operating losses reduced PAG's net tangible assets to a level which caused the NASDAQ SmallCap market to delist its securities.

Employees

     As of June 11,1999,  the Company employed no persons  directly.  As at such
date,  PAG  and  its  subsidiaries   employed  persons  respectively  for  their
operations.

Properties

     The Company, through PMS, maintains 6,000 square feet of executive office space in a modern, free standing building at Pride House, Watford Metro Centre, Tolpits Lane Watford Hertfordshire, WD1 8SB England. The building was purchased by PMS in December 1992 at a cost of approximately $895,000. The annual cost of servicing the building's mortgage and taxes is approximately $80,000 and $18,000, respectively. Pride Leasing Limited owned a building in Croydon, England, which it purchased in 1991 at a cost of approximately $825,000. The Company sold this property in November 1997 for $400,000.

Pending Litigation

     The Company is not a party to any material pending litigation which, if decided adversely to the Company, would have a significant negative impact on the business, income, assets or operation of the Company, and the Company is not aware of any material threatened litigation which might involve the Company. In England, the owner of the automobile is not considered liable for the acts of the driver where there is a lease arrangement. PAG is currently in litigation relating to sums claimed to be owed on a $95,000 promissory note. It is expected that such litigation will be settled prior to June 30, 1999.

Acquisition of AC Car Group Limited

     In November 1996, PAG, through its subsidiary AC Automotive Group Limited ("Automotive"), acquired all of the assets of AC Cars Limited ("AC Cars") and Autokraft Limited ("Autokraft"), two companies incorporated under the laws of England and Wales, respectively. AC Cars and Autokraft are specialty automobile manufacturers that had been in administrative receivership since March 1996.

     The Asset Purchase was financed by a private placement, whereby PAG issued an aggregate of approximately $1,615,000 of promissory notes and 170,000 shares of Common Stock to Holders. Mason Hill acted as placement agent in such private placement. Additionally, Mason Hill loaned the Company $100,000 of which $29,000 was repaid in cash and $71,000 was repaid through the issuance of 142,000 shares of PAG common stock in February 1999. Interest and principal due under the Notes was in default at year end and PAG lacked the liquidity and capital resources to repay same. The Company's 16% equity interest in Automotive is valued at approximately $4,048,460 as at the date hereof.

     Subsequent to the end of fiscal 1998, PAG and the holders of $1,425,000 of principal notes agreed to issue 2,850,000 shares of PAG common stock in exchange for principal and interest due under the Notes. PAG has also entered into an agreement to repay the holder of $95,000 principal note the sum of $100,000 in exchange for principal and interest due under the Note, together with the noteholder agreeing to return 10,000 shares of PAG common stock to PAG. The remaining holder of a $95,000 principal note has commenced litigation against PAG. PAG expects to settle such litigation in June 1999.

Sale of PAG Interest in AC Car Group Limited to the Company

     PAG sold its 16% interest in Automotive to the Company for the sum of $1.00 on the closing of the Digital Acquisition. The sale of the Automotive interest to the Company was coupled with the sale by PAG of its interest in PMS to the Company for the sum of $1.00.

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

Development Projects and Enhancements

     The Company is advised that Automotive, through AC, intends to continue to evaluate developing the Cobra and the Ace's chassis to be compatible with other engines.

Marketing and Sales; License Arrangement

     AC Cars has used very little, if any, print or other media advertising with respect to the AC Ace. However, both the Cobra and the Ace have been the subject of numerous magazine articles in automotive publications, and, as such, have received extensive exposure.

     As discussed above, AC Cars and Autokraft were using the name Cobra under a license arrangement with Ford Motor Company. Although the arrangement became void when the two companies were placed in receivership, PAG had entered into a new licensing arrangement with the Ford Motor Company whereby it procured a three year license to use the name "Cobra," terminating in December 1999.

     The Company believes that the principal markets for sales of AC automobiles are the United States, Australia, Germany and the United Kingdom. Automotive is in the process of negotiating distribution agreements in some of these important markets, including Australia and the United Kingdom, while agreements and approvals in other key markets have already been received.

     The AC Cobra is Type approved for sale in certain countries of the European Economic Community ("EEC").

Trademarks

     Acquired as part of the Asset Acquisitions was the rights to utilize the "Ace" mark on sales of the Ace. The right to use the Cobra name was subject to a license arrangement which was in place with Ford Motor Company, the owner of the trademark just prior to the appointment of Receivers. Although this arrangement became void when the two businesses were sold by the Receivers to Automotive, AC Car Group Limited, AC Car Group Limited entered into a new licensing agreement with the From Motor Company whereby it procured a license to use the name "Cobra". Former management of Autokraft and AC Cars had advised PAG that it is not aware of any actions attempting to invalidate or challenge its use of such trademarks and that it has not received any notice or claims of infringement regarding its trademarks.

Products Liability Insurance

     At present, AC maintains product liability insurance through Lloyds of London. The limit of the indemnity is (pound)2,000,000 ($3,520,000) for each instance. Although AC has procured this insurance policy, there can be no assurance that it will be able to maintain such insurance, that such insurance will be sufficient to cover claims, if any, or that such insurance will continue to be available at commercially reasonable terms. If AC is unable to maintain products liability insurance for the automobiles that it manufactures, it would adversely affect the business of AC and could potentially cause it to discontinue operations. However, there can be no assurance that such insurance will be obtained, or that if obtained, that such insurance will be sufficient to cover claims, if any, or that such insurance will continue to be available at commercially reasonable terms. If the Company or AC are required to pay uninsured claims, it would adversely affect the businesses of the Company and AC and could cause a discontinuation of operations. The Company, Automotive and AC do not carry business interruption or key man insurance. See "Risk Factors."

Properties

     AC currently occupies premises on a four acre site at the Brooklands Industrial Park in Surrey, England. The property comprises a factory, workshop, showroom and office space. In all, the facility provides approximately 90,000 square feet of manufacturing area and 20,000 square feet of executive office area. PAG had agreed to lease the premises currently occupied by AC for a period of one year commencing December 1, 1996. Its lease costs approximately
(pound)32,000 ($53,632) per month. AC exercised its option to purchase the premises for the purchase price of (pound)5,200,000 ($8,715,200) in July

1997. AC then sold the property for (pound)5,600,000 ($9,385,600) and entered into a 15 year lease for 39,000 square feet of the property at the rate of (pound)18,000 ($30,200) per month.

Employees

     At the time of their acquisition, Autokraft and AC Cars together employed a total of 83 persons. Automotive retained approximately 31 of such employees upon completion of the Asset Acquisition and has hired 16 additional employees to oversee the manufacturing and marketing of the automobiles.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company maintains 6,000 square feet of executive office space in a modern, free standing building at Pride House, Watford Metro Centre, Tolpits Lane Watford Hertfordshire, WD1 8SB England. The building was purchased by PMS in December 1992 at a cost of approximately $895,000. The annual cost of servicing the building's mortgage and taxes is approximately $80,000 and $18,000, respectively. Pride Leasing Limited owned a building in Croydon, England, which it purchased in 1991 at a cost of approximately $825,000. It sold this property in November 1997 for $400,000.

     AC currently occupies premises on a four acre site at the Brooklands Industrial Park in Surrey, England. The property comprises a factory, workshop, showroom and office space. In all, the facility provides approximately 90,000 square feet of manufacturing area and 20,000 square feet of executive office area. AC and Automotive had agreed to lease the premises currently occupied by AC for a period of one year commencing December 1, 1996. The lease costs approximately (pound)32,000 ($53,632) per month. AC exercised its option to purchase the premises for the purchase price of (pound)5,200,000 ($8,715,200) in July 1997. AC then sold the property for $9,385,600 and entered into a 15 year lease for 39,000 square feet of the property at the rate of $30,200 per month.

ITEM 3.  LEGAL PROCEEDINGS

     AC is not a party to any material litigation. Although the Company acquired the assets of AC Cars and Autokraft and does not believe that it will have any exposure to liability claims for automobiles built by AC Cars and Autokraft, there can be no assurance that the Company is correct in such belief. Any such claim relating to new automobiles built by AC or to automobiles built by AC Cars and Autokraft could have an adverse effect on the Company.

Acquisition of Digital Mafia Enterprises, LLC

     PMS is winding down its operations and has a negative net worth. The Company has acquired PMS from PAG for nominal consideration (ie, $1.00) together with its interest in Automotive. Although Automotive has a book value in excess of $4,000,000, the Company advised PAG that it would not acquire PMS, with its negative book value, without acquiring the 16% interest in Automotive. The Company is of the opinion that PMS is of no commercial value and agreed to acquire same from PAG to orderly sell off the remaining assets and attempt to minimize any additional losses to lenders of PMS. The disposition of PMS and Automotive was approved by the shareholders of PAG (which the Company, as majority shareholder, approved by vote of the Company's board of directors) and was completed on June 18, 1999 simultaneous with PAG's completion of the acquisition of Digital Mafia Enterprises, LLC.
("DME" or "Digital").

     The opportunity to acquire DME was presented to PAG by Mason Hill. Mason Hill had agreed to act as PAG's investment bankers in connection with such acquisition opportunity and will be compensated therefor. In addition, the Company retained Mason Hill as investment bankers subsequent to the end of fiscal 1998 and has issued Mason Hill 81,000 shares of its common stock as compensation therefor.

     On February 19, 1999, PAG entered into a letter of intent to acquire 100% of the capital stock of Digital in exchange for 7,400,000 shares of PAG"s common stock. After receiving a notice of delisting from NASDAQ, PAG and DME renegotiated the terms of the acquisition, and agreed to double the number of shares being issued to DME to 14,800,000 in exchange for 100% of the issued and outstanding capital stock of DME. The Acquisition was completed in June 1999. PAG will have approximately 23,352,999 shares of its common stock issued and outstanding, 1,425,000 of which are owned by the Company.

     This includes approximately 728,000 shares being issued in lieu of debt and costs of $364,000 and 740,000 shares of common stock being issued to Mason Hill for its investment banking services in connection with the Digital Transaction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during its fiscal year ended November 30, 1998.


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

                                    Common Stock
    Calendar Quarter                     Prices
         Ended                      Low       High

                                    >C?
12/01/97 to 2/28/97                 1/4     1
3/01/97   to 5/31/97                1/4     1
6/01/97  to 8/31/97                 5/16    1
9/01/97  to 11/30/97                1/4     1
12/01/97 to 2/28/98                 5/16    1
3/01/98  to 5/31/98                 1/4     1
6/01/98  to 8/31/98                 5/16    1
9/01/98  to 11/30/98                1/4     1


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

     As of November 30, 1998 the number of registered holders of record of the Common Stock, $.002 par value, of the Company was approximately 40, as determined by the Company's stockholder records, and does not include beneficial owners at the Common Stock whose shares are held in names of various security holders, dealers and clearing agencies. The Company believes there are in excess of 400 beneficial holders of the Common Stock.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


     The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the years ended November 30, 1998 and 1997.

     Pride, Inc. (the "Company") which is a holding company, was incorporated as International Sportsfest, Inc in the State of Delaware on September 11, 1988. The Company was a development stage company with no operations through January 13, 1994. On January 13, 1994, the Company acquired

Pride Management Services, Plc ("PMS"), a consolidated group of operating companies located in the United Kingdom. Simultaneously with the acquisition, the Company changed its name from International Sportsfest, Inc to Pride Inc. and now has its corporate offices in Watford, England and New York City, New York. The Company also decided to change its year end from April 30 to November 30, in order to coincide accounting periods with its new subsidiary.

     Pursuant to the acquisition, the Company issued an aggregate of 9,000,000 (900,000 shares - post reverse stock split - see Note 11) shares of its common stock to the stockholders of PMS in the acquisition. The 9,000,000 (pre-reverse split) shares represented 89% of the 10,155,350 (pre-reverse split) shares of common stock outstanding immediately after the acquisition. The common stock, was determined in arms-length negotiations between management of the company and management of PMS. None of the stockholders or management of PMS were previously affiliated with the Company in any manner. The principal basis used in the negotiations to determine the number of shares to be issued by the Company was the percentage of stock which would be owned by the new control groups after the issuance thereof, rather than any traditional valuation formulas. By acquiring 100% of the issued and outstanding common stock of PMS, PMS became a wholly-owned subsidiary of the Company. For accounting purposes, the acquisition has been treated as a recapitalization of PMS, with PMS as the acquiror in a reverse acquisition. In March 1997, pursuant to the terms and conditions of a reorganization, the Company exchanged all its shares in Pride Management Services Plc for 1,500,000 shares of common stock in Pride Automotive Group Plc (a newly formed Delaware corporation). As a result of this exchange, Pride Automotive Group, Inc ("PAG") became a majority owned subsidiary of the Company and the parent of PMS.

     The six wholly-owned subsidiaries of PMS are Pride Vehicle Contracts Limited, Baker Vehicle Contracts Limited, Pride Vehicle Contracts (UK) Limited, Pride Leasing Limited, Pride Vehicle Management Limited and Pride Vehicle Deliveries Limited, which comprise the majority of the operations of the Company. These companies jointly engage in the business of leasing new automobiles to businesses, servicing such automobiles during the lease term and remarketing the automobiles upon the expiration of the lease term, which arrangement is described as a "contract hire". The Company purchases each vehicle pursuant to its clients' specifications, finances its purpose and pays for all the maintenance on the vehicle during the lease term.

     All references to the Company, include its subsidiary, Pride Automotive Group, Inc, and its subsidiaries.

     The Company has servicing agreements with automobile dealers and service centres, which specify pricing schedules for maintenance and repair work to be performed, all of which require the prior consent of the Company. Typically, the term of the loan corresponds with the term of the lease, whereby, upon the completion of the lease term, the automobiles are fully paid and owned by the Company. Upon the expiration of the lease, the Company remarkets the automobiles through various distribution channels including, but not limited to, user car wholesalers or used car retailers. Each client's monthly lease payment is determined by a computer program which takes into account estimated service costs, new vehicle pricing, manufacturer bonuses, rebates and options, potential residual value at lease end, as well as other variable information including interest rates and other current and anticipated future economic variables. The monthly lease payments are usually sufficient to pay the financing and servicing on the vehicles during the lease term, with the bulk of the profits, if any, coming on the resale of the automobile.

     The Company's principal operations are conducted by PMS which reflects its financial statements in British pounds. As a result, most assets and liabilities of the foreign operations are translated into US dollars using current exchange rates in effect at the balance sheet date. Fixed assets and intangible assets are translated at historical exchange rates. Revenue and expense accounts are translated using an average exchange rate during the period except for those expenses related to assets an liabilities which are translated at historical exchange rates. These expenses include depreciation and amortisation which are translated at the rates existing at the time the asset was acquired. Any resulting gains or losses due to the translation are reflected as a separate item of stockholders' equity.

     On November 29, 1996, PAG, through its newly formed majority owned subsidiary, AC Automotive Group, Inc, and its wholly-owned subsidiary AC Car Group Limited (registered in the United Kingdom), acquired certain of the assets of AC Cars Limited and Autokraft Limited. The purchase price of approximately $6,000,000 was financed by the sale of common stock and by loans. The acquisition involved the purpose of plant and equipment, the brand name, inventories and an aircraft and was recorded using the purchase method of accounting.

     On February 12, 1998, following restructure of AC Automotive Group, Inc, the ownership of AC Automotive Group, Inc, by PAG was reduced to 16% (see Note 1- Description of Company). PAG's investment in AC Automotive Group, Inc, is therefore being reported under the cost method of accounting.

     On December 11, 1998, PAG, through its subsidiary, Pride Management Services Plc, completed the sale of a large portion of its leasing assets (see
Note 3 - Subsequent Event). Pride Management Services Plc, through its subsidiaries, continues to service the remaining contract hire agreements.

     On February 19, 1999, PAG executed a letter of intent to acquire all the issued and outstanding capital stock of Digital Mafia Entertainment, LLC, in exchange for the issuance of 7,400,000 shares of common stock. In addition, PAG also announced that it will, at the same time, sell its shares in Pride Management Services Plc and its 16% interest in Automotive to the Company, its majority shareholder, for a nominal value ($1.00 each). After receiving a notice of delisting from NASDAQ on March 12, 1999, PAG and DME renegotiated the terms of the acquisition, and agreed to double the number of shares being issued to DME to 14,800,000 in exchange for 100% of the issued and outstanding capital stock of DME. The Acquisition was completed in June 1999. PAG will have approximately 23,352,999 shares of its common stock issued and outstanding, 1,425,000 of which are owned by the Company.

RESULT OF OPERATIONS -
YEARS ENDED NOVEMBER 30, 1998 AND NOVEMBER 30, 1997

     The following discusses the results of operations of the contract hire and fleet management operations of the Company. The Consolidated Statement of Operations for November 30, 1997 included the consolidated results of AC Automotive Group, Inc.

     Contract hire income for the year ended November 30, 1998 was approximately $8,329,000 compared to approximately $8,410,000 for the year ended November 30, 1997, a decrease of $81,000. The main reason for this small decrease is that there was an overall decrease in the contract hire fleet of 88 vehicles over the year which gave rise to the decrease in revenues.

     Fleet management and other income for the year ended November 30, 1998 was approximately $492,000 compared to approximately $1,076,000 for the year ended November 30, 1997, a decrease of $534,000. This decrease is mainly due to a decrease of 385 vehicles managed and loss of rental income from property disposed at the end of 1997.

     Vehicle sales for the year ended November 30, 1998 was approximately $4,302,000 compared to approximately $6,762,000 for the year ended November 30, 1997. This decrease was mainly due to reduction in sale of vehicles at low margins to take advantage of dealer bonuses.

     For the year ended November 30, 1998, 194 new vehicles were acquired as against 550 in the year ended November 30, 1997. The average monthly rental of new contracts written was $675 as against an average of $541 per vehicle for the previous year. The average monthly rental is dependant on the type of vehicle being rented and the terms of the contract.

     For the year ended November 30, 1998, 284 vehicles were disposed of on termination of contracts. 152 vehicles were disposed of at an average net profit of $2,830 and 132 vehicles were disposed of at an average net loss of $3,191 per vehicle. For the year ended November 30, 1997, 153 vehicles were disposed of on termination of contracts at an average profit of $1,529 per vehicle. The average profit per disposal is dependent on the type and the current market value of vehicles sold, as well as any additional termination income that accrues on termination of the contract.

     As of November 30, 1998, 1,265 vehicles were under lease and management compared to 1,740 vehicles as at November 30, 1997.

     Cost of sales including depreciation, decreased by approximately $3,146,000 or 16% when comparing the years ended November 30, 1998 and 1997. This decrease is less than the 19% decrease in revenues. As a percentage of sales, cost of sales for 1998 was 85.5% versus 82.6% for 1997.

     General and administration expenses increased from approximately $1,958,000 to $1,988,000, an increase of $130,000 or 7%. Management believe that this increase was acceptable in a difficult trading environment.

     Interest expense increased from $1,747,000 in 1997 to $2,307,000 in 1998, an increase of $560,000. Management attributes this increase to the effect of funding for a full year, the 550 new vehicles acquired in 1997 and the increased cost of the increasing bank line of credit.

     After the completion of the sale of a substantial portion of the contracts and related assets on December 11, 1998, the Company decided to write off the intangibles.

     Loss for the years ended November 30, 1998 and 1997, prior to amortization and write off of goodwill for the period ($9,075,000 and $632,000 respectively) and before minority interests aggregated ($2,477,283) and ($295,419).

LIQUIDITY AND CAPITAL RESOURCES

     Due to the nature of the Company's business, namely contract leasing of motor vehicles which are fixed long term assets, the balance sheet has been prepared on an unclassified basis. Accordingly, there is no classification of current assets and current liabilities. As at November 30, 1998 and 1997, the Company's balance sheet reflected cash of $55,000 and $85,000 respectively, accounts receivable of $1,572,000 and $1,959,000 respectively, and total assets of $27,275,000 and $40,087,000 respectively. The principal reason for the decrease in total assets is due to the deconsolidation of the assets in AC Automotive Group, Inc, after the change in ownership and control.

     In December 1995, PAG completed a private placement offering, selling 20 units, each unit consisting of 25,000 shares of common stock at $6,000 per unit for aggregate proceeds of $120,000 ($0.24 per share).

     In April 1996, PAG successfully completed an initial public offering of its common stock, which yielded net proceeds to the Company of approximately $2,166,000.

     During the years ended November 30, 1998 and 1997, the Company generated cash flows from operating activities aggregating approximately $3,903,000 and $1,362,000 respectively. Investing activities reflect uses of cash for the years ended November 30, 1998 and 1997 of $2,327,000 and $11,701,000 respectively. These uses of cash are the result of the purchase of fixed assets (primarily revenue producing vehicles) net of the proceeds from sale of vehicles at lease expiration dates and the acquisition described above and the disposal of shares in PAG for $236,000.

     For the year ended November 30, 1998, the Company utilized cash from financing activities of $1,913,000. This was due to financing provided by bank lines of credit ($966,000) and increases in financing of new vehicles ($6,888,000) net of the amounts to reduce hire purchase financing ($9,757,000) and long term debt ($10,000). For fiscal 1997, the Company provided cash from financing activities ($10,208,000) primarily due to financing provided by banking lines of credit ($4,012,000) plus increases in financing of new vehicles ($19,492,000) net of amounts needed to reduce hire purchase contract financing ($12,185,000) and debts ($1,207,000) and the net proceeds from the sale of stock ($96,000).

     There are no material planned capital expenditure.

     This report contains forward looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the word "anticipate", "expect", "intend" and similar expressions are intended to identify forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

     The Company has incurred losses from operations of $11,552,148 and $5,039,290 before minority interests for the years ended November 30, 1998 and 1997. The losses for the year ended November 30, 1997 includes a loss of $4,111,664 incurred by its then subsidiary, AC Car Group Limited. The equity held in this Company has since been diluted and the Company's accounts are therefore no longer consolidated. The losses for the year ended November 30, 1998 includes $8,444,147 from the writing off of the goodwill related to the subsidiary, Pride Management Services Plc, as substantially all of its assets were sold on December 11, 1998 (see Note 3). The circumstances described above, together with the material events discussed in Note 3 to the financial statements, which took place subsequent to November 30, 1998, and the restated proforma balance sheets after these events, raise substantial doubts about the Company's ability to continue as a going concern.

     Management plans in regard to this matter were described in a press release issued on February 19, 1999. In this press release, it was announced that PAG had executed a Letter of Intent to acquire all of the issued and outstanding capital stock of Digital Mafia Entertainment, LLC, in exchange for the issuance of 7,400,000 shares in Pride Automotive common stock. After receiving a notice of delisting from NASDAQ, PAG and DME renegotiated the terms of the acquisition, and agreed to double the number of shares being issued to DME to 14,800,000 in exchange for 100% of the issued and outstanding capital stock of DME. In addition, PAG also announced that it will, at the same time, sell its ownership of Pride Management Services and its 16% ownership interest in Automotive to Pride, Inc, its majority shareholder, for nominal value ($1.00 each). The sale was completed in June 1999.

     Management may also raise capital through the sale of its PAG stock for the purpose of meeting its financial obligations and those of Automotive. If this raising of capital is unsuccessful, then Automotive will not have sufficient cash on hand to meet its current obligations. The financial statements do not include any adjustments that might result from this uncertainty.



ITEM 7. FINANCIAL STATEMENTS

        See attached Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 15, 1994, the firm of Lazar, Levine & Company, LLP, Certified Public Accountants, which had served as auditors of Pride, Inc.'s financial statements for the fiscal year ended November 30, 1993, ceased to act as such by mutual agreement with the registrant's Board of Directors. The Board of Directors of the registrant thereupon engaged Civvals, Chartered Accountants and Registered Auditors, of London, England, as auditors of its consolidated financial statements for the years ended November 30, 1994, 1995, 1996, 1997 and 1998. This Firm was previously the auditors of PMS, the acquiror for accounting purposes in the reverse acquisition.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers.

     The executive officers and directors of the Company at year end fiscal 1998 are as follows:

        NAME                                 AGE                     POSITION

        Alan Lubinsky                         41                     President,
                                                                     Secretary
                                                                     Chairman of
                                                                     the Board
                                                                     and Director


        Ivan Averbuch                         43                     Chief Financial
                                                                     Officer
                                                                     and Director

        Allan Edgar                           53                     Director



     Alan Lubinsky. Mr Lubinsky has been the President, Secretary and director of the Company since January 14, 1994. Mr. Lubinsky has been the Chairman and Managing Director of Pride Management Services, Plc ("PMS") since its inception in 1988. Mr. Lubinsky was been the President and a director of Pride Automotive Group, Inc. ("PAG") since its inception in March 1995 to June 1999. Mr. Lubinsky has been the Chief Executive Officer and a director of AC Automotive Group, Inc. since its inception in 1996. Mr. Lubinsky has 18 years experience in the motor vehicle industry in positions of executive management.


     Ivan Averbuch has been the Chief Financial Officer of the of the Company since December 1995. Mr. Averbuch has been the Chief Financial Officer of PAG since December 1995 to June 1999. Mr. Averbuch was a director of PAG from December 1995 until February 1998. From September 1987 to November 1995, Mr. Averbuch was employed at Kessel Feinstein, a member firm of Grant Thorton International, an accounting firm. In January 1989, Mr. Averbuch was promoted to audit manager and appointed as a partner in October 1992.

     Allan Edgar has been a director of the Company since May 1997 to June 1999. Mr. Edgar has been a director of PAG since May 1997. Mr. Edgar has been a director of AC Automotive Group, Inc. since its inception in 1996. Mr. Edgar has been the Marketing Director of Hyatt Hotels & Resorts for Europe,

     Africa and the Middle East since 1990. Mr. Edgar has extensive experience in the automobile industry, including positions at Hertz Rent-a-Car, Volkswagen Interent, and Leyland Motor Corporation.

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, the Company has been informed that no officers, directors or greater than 10% shareholders have filed such reports as is required pursuant to Section 16(a) during the 1996 fiscal year. Alan Lubinsky, Ivan Averbuch and Allan Edgar have stated that they intend on filing Form 5's to rectify the situation. The Company has no basis to believe that any other required filing by any of the above indicated individuals has not been made.

ITEM 10.         EXECUTIVE COMPENSATION


Executive Compensation

Summary of Cash and Certain Other Compensation

     The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by Pride Vehicle Contracts Limited during the years ended November 30, 1997, 1997 and 1996. The Company did not incur any compensation expenses during such period.


                                                 Summary Compensation Table

                                                     Annual Compensation

      (a)                                (b)                (c)               (d)              (e)

Name and Principal                                                                            Other Annual
   Position  (1)                         Year             Salary($)         Bonus($)      Compensation($)(2)
-----------------------                  ----             ---------         --------      ------------------

Alan Lubinsky (3)(4)(5)(6)               1998              $82,500            -                    $30,000
                                         1997              $176,000           -                    $30,000
  President, Secretary                   1996              $160,000           -                    $30,000
  and Chairman of the Board


     (1) All of the Company's administrative functions, including the payment of salaries, are performed by Pride Vehicle Contracts Limited, since the Company's operations run basically as one operation. The Company believes that it is easier and cost effective to operate in this manner. The Company plans on continuing this practice in the future.

     (2) Includes contributions to the Company's pension plan of $18,000 in each of 1998, 1997 and 1996, respectively, and the cost of an automobile and expenses of $12,000 annually.

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


Stock Options

     The following table sets forth certain information concerning the grant of stock options made during the year ended November 30, 1998, under the Company's 1994 Stock Option Plan.


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

     The following table contains information with respect to employees of the Company concerning options held as of November 30, 1998

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

Employment Agreements

     No Officer receives compensation from the Company or has any employment agreement with the Company. Alan Lubinsky entered into an employment agreement with PAG in August 1995. The agreement is for a term of three years, and pays Mr. Lubinsky an annual salary of $160,000 per annum with 10% yearly escalations, subject to adjustment by PAG's board of directors. Pursuant to the terms of his employment agreement, Mr. Lubinsky will devote all his business time to the affairs of the Company and PAG. Pursuant to the agreement, Mr. Lubinsky received stock options under the Company's Senior Management Incentive Plan to purchase 100,000 shares at $5.50 per share. These options vest at the rate of 33 1/3% per annum commencing August 1996. The agreement restricts Mr. Lubinsky from competing with the Company for a period of one year after the termination of his employment.

     Ivan Averbuch entered into an employment agreement with PAG in September 1995, for a term of 24 months, commencing December 1, 1995. The agreement is automatically extendable for an additional 24 months, subject to cancellation by either PAG or Mr. Averbuch on 90 days written notice. Pursuant to the terms of the agreement, Mr. Averbuch is to receive an annual salary of $55,000 per annum, with an annual increase of 10% per annum, subject to review by the PAG's board of directors.

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

ITEM 11. PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information at November 30, 1998, with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the owner of 5% or more of the outstanding Common Stock; (ii) by each director; (iii) and by all officers and directors as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of Common Stock listed.


                                                            Number of                      Percentage of
Name                                                         Shares                       Share Ownership

Alan Lubinsky (1)(2)(3)(4)                                   1,765,535                         70.3%
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertfordshire
WD1 8SB England

Ivan Averbuch (5)                                               50,000                           *
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertfordshire
WD1 8SB England

Allan Edgar                                                           *                          *
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertfordshire
WD1 8SB England

New World Finance, Ltd. (1)                                   1,050,535                        52.6%
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertfordshire
WD1 8SB England




Eros Nominees, Ltd. (1)                                         100,000                         5.0%
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertfordshire
WD1 8SB England

Fort Investments, Ltd. (1)                                      100,000                         5.0%
c/o Pride House
Watford Metro Centre
Tolpits Lane
Watford Hertfordshire
WD1 8SB England

All officers and
Directors as a group
 (3 persons) (1)(2)(3)(4)(5)                                  1,845,535                        70.3%



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

     In April 1996, PAG consummated an initial public offering, whereby PAG sold 950,000 shares of its common stock at a purchase price of $5.00 per share and 2,000,000 redeemable common stock purchase warrants at a price of $0.10 per warrant. The warrants are exercisable at a price of $5.75 per share, subject to adjustment, beginning April 24, 1997 and expiring April 23, 2001. In connection therewith, PAG also granted to the underwriter of the offering a warrant to purchase 95,000 shares of PAG's common stock at a purchase price of $5.00 and 200,000 redeemable common stock purchase warrants, each warrant exercisable to purchase one share of common stock at a purchase price of $7.50 per share. Other than with respect to the exercise price, the terms of the warrants granted to the underwriter are identical to those described above. PAG's securities were traded on the Nasdaq SmallCap Stock Exchange and the Boston Exchange until March 1999, when they were delisted. PAG's common stock and warrants currently trade on the NASD OTC Bulletin Board.

     In November 1996, PAG, through its subsidiary AC Car Group Limited, purchased all the assets of AC Cars Limited and Autokraft Limited.

     In December 1996, PAG consummated a private placement offering, whereby PAG sold 17 units, each unit comprised of a 10% promissory note in the amount of 10,000 shares of Common Stock at a purchase price of $100,000 per unit. In connection with such offering, AC sold an aggregate of 1,028,700 shares to three affiliates of the Underwriter for aggregate consideration of $1,030. Such persons currently own an aggregate of 14% of the capital stock of AC. In addition, the Underwriter loaned PAG the sum of $100,000, $71,000 of which remains outstanding.

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

                  FINANCIAL STATEMENT SCHEDULES

(b) During the 1998 fiscal year, the Company filed no Reports on Form 8-K.


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


                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of June, 1999.


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




/s/ Alan Lubinsky                   President, Secretary and Chairman                   6/28/99
ALAN LUBINSKY                       of the Board of Directors (Principal                Date
                                    Executive Officer)


/s/ Ivan Averbuch                   Chief Financial Officer                             6/28/99
IVAN AVERBUCH                                                                           Date



/s/ Allan Edgar                     Director                                            6/28/99
ALLAN EDGAR                                                                             Date

                                       27

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                              Page Nos

Independent Auditors' Report                                                                                      F - 2

Financial Statements:

    Consolidated Balance Sheets as of November 30, 1998 and 1997                                                  F - 3

    Consolidated Statements of Operations for the Years Ended November 30, 1998 and 1997                          F - 4

    Consolidated Statement of changes in Shareholders' Equity for the Years Ended November 30, 1998 and 1997      F - 5

    Consolidated Statements of Cash Flows for the Years Ended November 30, 1998 and 1997                          F - 6

    Notes to Consolidated Financial Statements                                                                 F - 7 to 22


                          INDEPENDENT AUDITORS' REPORT


     We have audited the accompanying consolidated balance sheets of Pride, Inc. and subsidiaries as of November 30, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended November 30, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United Kingdom, which are substantially the same as those followed in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the above mentioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Corporation as of November 30, 1998 and 1997 and the results of their operations for the two years in the period ended November 30, 1998 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred losses of $11,552,148 and $5,039,290 before minority interests for the years ended November 30, 1998 and 1997, respectively. This, together with the sale of assets, the restated balance sheets after this sale, and the delisting of PAG's shares from the Nasdaq Small Cap Market as discussed in Note 3 to the financial statements, raises substantial doubts about PAG's ability to continue as a going concern. Management's plans regarding these matters are also discussed in Note 2. As discussed in Note 3, the restated pro forma balance sheets show that there was an excess of liabilities over assets on December 11, 1998. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Our audits also include the translation of British pounds into United States dollars for amounts included in the consolidated financial statements. In our opinion, such translation has been made in conformity with the basis stated in Note 4(h) of the notes to the consolidated financial statements.














MARBLE ARCH HOUSE
66-68 SEYMOUR STREET
LONDON W1H 5AF                                                                                   CIVVALS
UNITED KINGDOM                                        APRIL 12, 1999                             CHARTERED ACCOUNTANTS

========================================       =============================       =================================================


                           PRIDE, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                              - ASSETS (Note 8a) -


                                                                                 November 30, 1998           November 30, 1997
                                                                              ------------------------    -----------------------
                                                                                         $                           $
ASSETS:
    Cash and cash equivalents                                                       54,953                      85,065
    Accounts receivable (Notes 4c and 5)                                            1,571,983                   1,959,355
    Inventories (Note 4d)                                                           -                           1,248,360
      Property, revenue producing vehicles and equipment - net
         (Notes 4e, 6, 8 and 9)                                                    21,599,835                  27,882,350
    Intangible assets - net                                                         -                           8,912,087
    Investment in affiliate                                                         4,048,460                   -

                                                                              ------------------------    -----------------------
    TOTAL ASSETS                                                                    27,275,231                  40,087,217
                                                                              ========================    =======================


                                          - LIABILITIES AND SHAREHOLDERS' EQUITY -


    LIABILITIES:
    Bank line of credit (Note 8a)                                                   6,264,245                   6,976,699
    Accounts payable                                                                558,314                     1,767,166
    Accrued liabilities and expenses (Note 7)                                       1,738,304                   865,977
    Bank debt (Note 8b)                                                             685,428                     695,782
    Obligations under hire purchase contracts (Note 9)                              15,231,850                  18,341,778
    Other liabilities (Note 11)                                                     284,452                     109,978
    Acquisition debt payable (Note 12)                                              1,686,000                   4,198,500

                                                                                                          -----------------------
                                                                              ------------------------
    TOTAL LIABILITIES                                                               26,448,593                  32,955,880
                                                                              ------------------------    -----------------------

MINORITY INTEREST IN SUBSIDIARY (Note 10)                                           370,043                     3,473,242
                                                                              ------------------------    -----------------------

COMMITMENTS AND CONTINGENCIES (Note 18)

    SHAREHOLDERS' EQUITY (Notes 10, 13 and 14):
      Preferred stock, $.001 par value, 5,000,000
       shares authorized, none issued or outstanding                                    -                           -
      Common stock, $.002 par value, 500,000,000 shares
       authorized, 1,995,357 shares issued and outstanding                              3,991                       3,991
    Additional paid-in capital                                                      8,332,895                   8,063,111
    Retained earnings (deficit)                                                     (7,903,830)                 (4,019,828)
    Deferred financing costs                                                        (44,734)                    (75,178)
    Foreign currency translation (Note 4h)                                          68,273                      (314,001)

                                                                              ------------------------    -----------------------
    TOTAL SHAREHOLDERS' EQUITY                                                      456,595                     3,658,095
                                                                              ------------------------    -----------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      27,275,231                  40,087,217
                                                                              ========================    =======================




                 See notes to consolidated financial statements.

                           PRIDE, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 November 30, 1998           November 30, 1997
                                                                              ------------------------    -----------------------
                                                                                         $                           $
REVENUES (Notes 4i and 18):
    Contract hire income                                                            8,329,498                   8,410,366
    Sale of vehicles                                                                4,302,757                   7,090,028
    Fleet management and other income                                               492,248                     1,984,656

                                                                              ------------------------    -----------------------
    TOTAL REVENUE                                                                   13,124,503                  17,485,050
                                                                              ------------------------    -----------------------

    COSTS AND EXPENSES:
      Cost of sales                                                                 11,227,976                  14,368,881
      General and administrative expenses                                           1,988,093                   3,577,588
      Amortization of goodwill                                                      630,718                     632,207
      Interest and other expenses                                                   2,328,481                   2,209,150
      Loss on sale of fixed assets (Note 6)                                         -                           753,933
      Loss on sale of investment                                                    57,236                      -
      Research and development                                                      -                           982,581
      Write off of intangibles                                                      8,444,147                   -

                                                                              ------------------------    -----------------------
                                                                                    24,676,651                  22,524,340
                                                                              ------------------------    -----------------------

LOSS BEFORE MINORITY INTERESTS AND PROVISION FOR INCOME TAXES
                                                                                (11,552,148)                (5,039,290)

      Minority interest (Note 10)                                                   5,663,879                   2,574,566

                                                                                    (5,888,269)                 (2,464,724)

    PROVISION FOR INCOME TAXES (Notes 4g and 15)                                    -                           -

                                                                              ------------------------    -----------------------
    NET (LOSS)                                                                      (5,888,269)                 (2,464,724)
                                                                              ========================    =======================

LOSS PER COMMON AND DILUTIVE COMMON EQUIVALENT SHARE (Note 4j)

      Net loss before minority interests                                            $(5.79)                     $(2.53)
      Minority interest in net loss of subsidiaries                                 2.84                        1.29

                                                                              ------------------------    -----------------------
NET LOSS PER SHARE                                                                  (2.95)                      (1.24)
                                                                              ========================    =======================

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
                                                                                1,995,357                   1,995,357
                                                                              ========================    =======================



                 See notes to consolidated financial statements.

                           PRIDE, INC AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGE IN SHAREHOLDERS' EQUITY



                                     Shares        Common     Additional   Retained        Deferred     Foreign         Total
                                                   Stock      Paid-In       Earnings       Financing    Currency       Shareholders'
                                                              Capital      (Deficit)       Costs        Translation      Equity
                                                     $            $            $             $             $              $

Balance at November 30, 1996 ....    1,995,357        3,991     8,425,722    (1,555,104)      --        (297,304)    6,577,305

Foreign currency translation ....         --           --            --            --         --         (16,697)      (16,697)
adjustment

Increase in minority ............         --       (362,611)         --            --         --        (362,611)
shareholders' interest

Deferred financing costs ........         --           --            --            --      (75,178)         --         (75,178)

Net Loss for the year ended .....         --           --      (2,464,724)         --         --      (2,464,724)
November-30, 1997

                                   -------------------------------------------------------------------------------------------------
Balance at November 30, 1997 ....    1,995,357        3,991     8,063,111    (4,019,828)   (75,178)     (314,001)    3,658,095

Deferred financing costs ........         --           --            --            --       30,444          --          30,444

Adjustment - AC Car Group Limited         --           --         286,567     2,004,267       --            --       2,298,834

Increase in minority ............         --        (16,783)         --            --         --         (16,783)
shareholders' interest

Foreign currency translation ....         --           --            --            --         --         382,274       382,274
adjustment

Net loss for the year ended .....         --           --      (5,888,269)         --         --      (5,888,269)
November-30, 1998
                                   -------------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER .............    1,995,357        3,991     8,332,895    (7,903,830)   (44,734)       68,273       456,595
30, 1998
                                   =================================================================================================






















                 See notes to consolidated financial statements

                           PRIDE, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 November 30, 1998           November 30, 1997
                                                                              ------------------------    -----------------------
                                                                                         $                           $
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)
Adjustments to reconcile net (loss) to net cash provided by operating activities:   (5,888,269)                 (2,464,724)
    Minority interest in net loss of subsidiary                                     (5,663,879)                 (2,574,566)
    Depreciation and amortization                                                   4,735,456                   3,946,635
    Amortization of goodwill                                                        9,074,865                   632,206
    Loss on disposal of fixed assets                                                715,694                     403,352
    Loss on sale of investment                                                      57,236                      -
    Changes in assets and liabilities:
    Decrease (Increase) in accounts receivable                                      298,600                     (23,189)
    Decrease (Increase) in inventories                                              132,369                     (120,908)
    Increase in accounts payable, accrued expenses and other creditors              440,687                     1,563,726

                                                                              ------------------------    -----------------------
    Net cash generated from operating activities                                    3,902,759                   1,362,532
                                                                              ------------------------    -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of revenue producing assets                                            (6,800,055)                 (16,144,143)
    Proceeds from sale of fixed assets                                              4,237,204                   4,442,160
    Proceeds on sale of investment                                                  235,870                     -

                                                                              ------------------------    -----------------------
    Net cash (utilized) by investing activities                                     (2,326,981)                 (11,701,983)
                                                                              ------------------------    -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Bank lines of credit                                                            966,558                     4,012,234
    Minority shareholders investment in subsidiary                                  -                           95,677
    Payment of acquisition debt                                                     -                           (899,970)
    Principal payment of long term debt                                             (10,354)                    (306,789)
    Proceeds from hire purchase contract funding                                    6,887,945                   19,491,763
    Principal repayments of hire purchase contract funding                          (9,757,781)                 (12,184,936)

                                                                              ------------------------    -----------------------
Net cash (utilized) provided by financing activities                                (1,913,632)                 10,207,879
                                                                              ------------------------    -----------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             307,742                     (38,646)

                                                                              ------------------------    -----------------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (30,112)                    (170,218)

    Cash and cash equivalents, beginning of year                                    85,065                      255,283

CASH AND CASH EQUIVALENTS END OF YEAR                                               54,953                      85,065
                                                                              ========================    =======================




                 See notes to consolidated financial statements.

                           PRIDE, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 1 - DESCRIPTION OF COMPANY:

     Pride, Inc. (the "Company") which is a holding company, was incorporated as International Sportsfest, Inc in the State of Delaware on September 11, 1988. The Company was a development stage company with no operations through January 13, 1994. On January 13, 1994, the Company acquired Pride Management Services, Plc ("PMS"), a consolidated group of operating companies located in the United Kingdom. Simultaneously with the acquisition, the Company changed its name from International Sportsfest, Inc to Pride Inc. and now has its corporate offices in Watford, England and New York City, New York. The Company also decided to change its year end from April 30 to November 30, in order to coincide accounting periods with its new subsidiary.

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

     On November 29, 1996, the Company, through PAG's newly formed majority owned subsidiary, AC Automotive Group Inc. and its wholly owned subsidiary AC Car Group Limited (registered in the United Kingdom), completed the acquisition of net assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of specialty automobiles. The purchase price of $6,067,000 was financed with the proceeds of a private debt offering which was completed, by PAG, in December 1996 and by loans (see Note 12). The acquisition was recorded using the purchase method of accounting.

                           PRIDE, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 1 - DESCRIPTION OF COMPANY (Continued):

     On February 12, 1998, the board of Directors of AC Automotive Group, Inc. authorized the issuance of 6,130,000 shares of its common stock to Erwood Holdings, Inc., a company affiliated with Alan Lubinsky, the President and Chief Executive Officer and director of the Company and AC Automotive Group, Inc, for aggregate consideration of $6130. In addition, 441,300 shares were issued to other unrelated parties for aggregate consideration of $443. Following further restructure and the foregoing issuance of shares, the ownership of AC Automotive Group, Inc. by PAG has been reduced to 16%. Due to the change in ownership percentage, the Company does not believe that it still has the ability to exercise significant influence over AC Automotive Group, Inc. Accordingly, consolidation is not considered appropriate. PAG's investment in AC Automotive Group, Inc., is therefore being reported under the cost method of accounting.

     See Note 3 regarding PAG's sale of substantially all of its leasing assets, subsequent to the balance sheet date.


NOTE 2 - BASIS OF PRESENTATION:

     The Company has incurred losses from operations of $11,552,148 and $5,039,290 before minority interests for the years ended November 30, 1998 and 1997.

     The losses for the year ended November 30, 1997 includes a loss of $4,111,664 incurred by its then subsidiary, AC Car Group Limited. The equity held in this Company has since been diluted and the Company's accounts are therefore no longer consolidated.

     The losses for the year ended November 30, 1998 includes $8,444,147 from the writing off of the goodwill related to the subsidiary, Pride Management Services Plc, as substantially all of its assets were sold on December 11, 1998 (see Note 3).

     The circumstances described above, together with the material events discussed in Note 3 to the financial statements, which took place subsequent to November 30, 1998, and the restated proforma balance sheets after these events, raise substantial doubts about the Company's ability to continue as a going concern.

     Management plans in regard to this matter were described in a press release issued by PAG on February 19, 1999. In this press release, it was announced that PAG had executed a Letter of Intent to acquire all of the issued and outstanding capital stock of Digital Mafia Entertainment, LLC, in exchange for the issuance of 7,400,000 shares in PAG common stock. In addition, PAG also announced that it will, at the same time, sell its ownership of Pride Management Services to the Company, for nominal value. At this time, the these sales has not been consummated and the terms are being renegotiated in the light of the delisting of PAG's shares as discussed in Note 3(b).

                           PRIDE, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 2 - BASIS OF PRESENTATION (Continued):

     Management is also raising capital for the purpose of meeting PAG's financial obligations until such time as the Contract of Sale described above is consummated. If this raising of capital is unsuccessful, then PAG will not have sufficient cash on hand to meet its current obligations. The financial statements do not include any adjustments that might result from this uncertainty.


NOTE 3 - SUBSEQUENT EVENT:

        (a)      Sale of Assets:

     On December 11, 1998, PAG, through its subsidiary, Pride Management Services Plc, completed the sale of substantially all its leasing assets, leaving approximately 13% of its revenue producing vehicles after the sale (see also Note 2 which discusses the sale of PAG's shares in Pride Management Services Plc to the Company).

     The consideration paid was $14,763,680 against a balance sheet value of $17,851,023.

     As a condition of sale, hire purchase creditors were paid $14,537,000 in full and final settlement of the debt outstanding on the leased assets sold against a balance sheet value of $13,127,303 at an early settlement penalty of $1,409,697.

     In addition, the bank line of credit was restructured as follows. Upon completion of the sale, $1,815,000 was repaid to the bank. The balance of $4,449,245 has been converted into two loans; Loan A for $1,485,000 and Loan B for $2,964,245 respectively.

     Loan A of $1,485,000 is repayable by July 31, 1999, in the event of which Loan B of $2,964,245 will be forgiven.

     In the event that Loan A is not repaid by July 31, 1999, the full amount outstanding on the two loans is repayable on demand.

     As a result of the sale, PAG has decided to write off its related goodwill, which had a carrying value of $8,444,147.

                           PRIDE, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 3 - SUBSEQUENT EVENT:

        (a)      Sale of Assets (Continued):

     The following is a condensed proforma balance sheet of the Company assuming this sale occurred as of November 30, 1998.

                 Assets                                                              Exhibit 1        Exhibit 2
                                                                                     ---------        ---------

                 Cash                                                             $  1,050,987     $  1,050,987
                 Accounts receivable - net                                           1,571,989        1,571,989
                 Fixed assets - net (Note 6)                                         4,213,330        4,213,330
                 Investment in affiliate                                             4,048,460        4,048,460
                                                                                 -------------      -------------
                 Total Assets                                                      $10,884,766        $10,884,766
                                                                                   ===========        ===========


                 Liabilities and Shareholders Equity

                 Accounts payable                                                      649,889          649,889
                 Accrued liabilities and expenses (Note 7)                           4,206,305        4,206,305
                 Bank debt (Note 8a)                                                 5,134,673        2,170,428
                 Obligations under hire purchase contracts (Note 9)                  2,104,547        2,104,547
                 Loans payable                                                          99,719           99,719
                 Other liabilities                                                     209,514          209,514
                 Acquisition debt payable                                            1,686,000        1,686,000
                                                                                 -------------    -------------
                 Total Liabilities                                                  14,090,647       11,126,402
                 Shareholders equity (deficit)                                  (    3,205,881) (       241,636)
                                                                                 -------------   --------------
                                                                                   $10,884,766      $10,884,766

     Exhibit 2 assumes that the bank conditions will be met and the outstanding loan balance of $2,964,245 will be forgiven.

        (b)      Nasdaq Small Cap Market Listing:

     On March 12, 1999, PAG was notified by NASDAQ that PAG's securities would be delisted from the Nasdaq Small Cap Market effective March 19, 1999, since PAG's financial condition does not meet the requirements for continual inclusion of such securities. PAG is in the process of appealing this decision.

                           PRIDE, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PMS, the operating group of companies, which is located in the United Kingdom, follows generally accepted accounting principles in the United Kingdom. For purposes of these consolidated financial statements, the Company has converted to the generally accepted accounting principles of the United States.

        (a)      Basis of Consolidation and Presentation:

     The consolidated financial statements include the accounts of the Company (Pride, Inc.), its' subsidiary Pride Automotive Group, Inc and its' wholly owned subsidiaries, and for 1997 its' majority owned subsidiary AC Automotive Group, Inc. and its' wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.

     Due to the nature of the Company's business, contract leasing of motor vehicles (revenue producing assets) which are treated as non-current fixed assets, the balance sheet is reflected on an unclassified basis. Accordingly, current assets and current liabilities are not reflected separately on the face of the balance sheet.

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

        (d)      Inventories:

     Inventories include vehicles which are no longer being leased to customers and which are temporarily being held for resale at cost less accumulated depreciation, which approximates net realizable value. The inventories of AC Automotive Group, Inc. and its subsidiary as of November 30, 1997 consist of finished goods, work in progress and spare parts of specialty automobiles and are stated at the lower of cost, (first-in, first-out method) or market. Market is considered as net realizable value. The Company did not have any inventory as of November 30, 1998.

                           PRIDE, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

        (d)      Inventories (Continued):

     As of November 30, 1998 and 1997, inventories consisted of the following:

                                                                                  November 30,     November 30,
                                                                              1998             1997

                 Cars held for resale                                      $         -              $   132,369
                 Finished goods                                                      -                   90,784
                 Work-in-progress                                                    -                  502,500
                 Spare parts                                                         -                  522,707
                                                                                    ----------        ---------
                                                                           $         -               $1,248,360
                                                                           ===================       ==========

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

         (f)     Intangible Assets:

     Intangible assets consisted primarily of goodwill which arose in connection with the acquisition of certain subsidiaries of PMS. Goodwill has been amortized over a period of 10-20 years on a straight-line basis. Accumulated amortization as of November 30, 1998 and 1997 aggregated $4,253,551 and $3,622,833 respectively.

     The Company periodically reviews the valuation and amortization of goodwill and other intangibles to determine possible impairment by evaluating events and circumstances that might indicate an inability to recover the carrying amount. Such evaluation is based on analysis, including profitability, projections and cash flows that incorporate the impact on existing Company business.

                           PRIDE, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

        (f)      Intangible Assets (Continued):

     On December 11, 1998, PAG, through its subsidiary Pride Management Services Plc, completed the sale of substantially all its leasing assets (see Note 3). Accordingly, PAG has decided to write off its related goodwill, which had a carrying value of $8,444,147.

        (g)      Income Taxes:

     The Company conducts all of its operating  activities in the United Kingdom
(UK). As such, they are subject to taxation in the UK based upon that country's tax statutes. Under UK taxation rules, provision is made for taxation deferred as a result of material timing differences between the incidence of income and expenditures for taxation and accounting purposes, using the liability method, only to the extent that there is reasonable probability that a liability or asset will crystallize in the near future. See also Note 14 regarding SFAS No 109 - Accounting for Income Taxes.

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

     The Company leases vehicles with terms generally ranging from two to four years. The following table shows the future minimum lease payments of existing leases (after sale as discussed in Note 3) to be received, net of related costs (see also Note 9):

                 November 30, 1999                                                                     $560,640
                 November 30, 2000                                                                      160,666
                 November 30, 2001                                                                      66,581
                 November 30, 2002                                                                      11,277
                                                                                                    ----------
                 Total minimum lease payments receivable net of executory costs                       $799,164
                                                                                                      ========


                           PRIDE, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

         (j)     Earnings Per Share:

     Earnings per share are computed based upon the weighted average shares and common equivalent shares outstanding. The shares sold during the year ended November 30, 1996 in a private offering (see Note 12), have been treated as outstanding for all periods presented, in accordance with the guidelines of the Securities and Exchange Commission. Common stock equivalents have been excluded from the computation since the results would be anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No 128 - Earnings Per Share ("SFAS 128"), which changes the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. SFAS 128 is effective for financial statements for the period ending after December 15, 1997. The Company has adopted SFAS 128 for the year ending November 30, 1998, and accordingly restated prior periods.

        (k)      Cash and Cash Equivalents:

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

        (l)      Stock Based Compensation:

     SFAS No 123 "Accounting for Stock-Based Compensation", effective December 1996, requires the Company to either record compensation expense or to provide additional disclosures with respect to stock awards and stock option grants made after December 31, 1994. The accompanying Notes to Consolidated Financial Statements include the disclosures required by SFAS 123. No compensation expense is recognized pursuant to the Company's stock option plans under SFAS 123 which is consistent with prior treatment under APB No 25.

        (m)      New Accounting Pronouncements:

     SFAS No 130 "Reporting Comprehensive Income", is effective for years beginning after December 15, 1997 and early adoption is permitted. This statement prescribes standards for reporting comprehensive income and its components. The Company has adopted these standards effective for the year ended November 30, 1998.

                 See also Earnings (Loss) Per Share.

                           PRIDE, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

     The Company had already planned on upgrading its computer software to increase operational efficiencies and information analysis. In conjunction with this upgrade, the Company will ensure that the new systems properly utilize dates that go beyond December 31, 1999. Due to the subsequent event described in
Note 3, the cost of this upgrade project, as it relates to the Year 2000 issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flows.


NOTE 5 - ACCOUNTS RECEIVABLE:

                 Accounts receivable consist of the following:

                                                                                  November 30,     November 30,
                                                                                        1998             1997
                 Trade receivables - net of allowance for doubtful
                 accounts of $NIL and $80,486 for 1998 and 1997,
                 respectively                                                      $   638,001      $   639,109
                 Lease maintenance receivables                                            -             943,261
                 Value added tax                                                           919          138,555
                 Due from related companies                                            558,729           83,219
                 Other                                                                 374,334          155,211
                                                                                  ------------     ------------
                                                                                    $1,571,983       $1,959,355

                           PRIDE, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 6 - FIXED ASSETS AND DEPRECIATION:

                 Fixed assets consist of the following:

                                                                                  November 30,     November 30,
                                                                              1998             1997

                 Buildings and improvements                                      $     784,599    $     820,160
                 Revenue producing vehicles                                         26,954,977       27,612,291
                 Furniture, fixtures, plant and equipment                              576,270        4,670,067
                                                                                  ------------      -----------
                                                                                    28,315,846       33,102,518
                 Less:        accumulated depreciation (including
                 $6,139,923 and $4,263,115 of accumulated
                 depreciation on revenue producing vehicles,
                 for 1998 and 1997 respectively)                                     6,716,011        5,220,168
                                                                                 -------------    -------------
                                                                                   $21,599,835      $27,882,350
                                                                                   ===========      ===========

                 Depreciation expense for the years ended November 30, 1998 and 1997 aggregated $4,735,456 and $4,681,932, respectively.

     On December 11,  1998,  PAG sold a  substantial  portion of its assets (see
Note 3) at a loss of $3,087,343. The fixed assets and depreciation after this transaction were:-

                 Buildings and improvements                                        $   784,599
                 Revenue producing vehicles                                          4,050,639
                 Furniture, fixtures, plant and equipment                              576,270
                                                                                   -----------
                                                                                     5,411,508
                 Less:        accumulated depreciation (including
                 $612,840 of accumulated depreciation on
                 revenue producing vehicles)                                         1,198,178
                                                                                    $4,213,330


NOTE 7 - ACCRUED LIABILITIES AND EXPENSES:

                 Accrued liabilities and expenses consist of the following:

                                                                                  November 30,     November 30,
                                                                              1998             1997

                 Taxes other than income taxes                                      $1,350,195         $438,289
                 Miscellaneous accrued expenses                                        388,109          427,688
                                                                                  ------------        ---------
                                                                                    $1,738,304         $865,977

     On December 11,  1998,  PAG sold a  substantial  portion of its assets (See
Note 3) and as a result, incurred sales taxes. The accrued liabilities and expenses after this transaction were:-

                 Taxes other than income taxes                                      $3,360,323
                 Miscellaneous accrued expenses                                        845,982
                                                                                    $4,206,305


                           PRIDE, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 8 - BANK LOANS/LINE OF CREDIT:

     As of November 30, 1998 PAG was in negotiation with its bankers regarding the settlement of outstanding lines of credit in the amount of $6,264,245. As a result of these negotiations, the line of credit was restructured as follows:-

                 Payable on completion of sale of assets on
                 December 11, 1998 as described in Note 3                           $1,815,000

                 Payable on July 31, 1999                                            1,485,000
                                                                                     ---------
                                                                                     3,300,000

                 To be forgiven if July 31, 1999 installment
                 is paid on time                                                     2,964,245
                                                                                    $6,264,245

     At November 30, 1998, bank loans consisted of $685,428 payable at a rate of 3% in excess of the bank's base rate. This loan is secured by the freehold property owned by Pride Management Services and its subsidiaries and matures in 2017.

     The scheduled principal payments of this bank debt as of November 30, 1998 are as follows:

                 For the Year Ended November 30,

                       1999                               $  77,043
                       2000                                  77,043
                       2001                                  77,043
                       2002                                  77,043
                       2003                                  77,043
                       thereafter                           300,213
                                                          ---------
                                                           $685,428


NOTE 9 - HIRE PURCHASE CONTRACTS/EQUIPMENT FINANCING:

     The Company has funding lines with several financing institutions in the United Kingdom in the aggregate amount of approximately $15,500,000 as of November 30, 1998. These funding lines are utilized to acquire revenue producing vehicles, which vehicles collateralize the outstanding obligations. Assets (revenue producing vehicles) obtained under hire purchase contracts are capitalized as fixed assets and depreciated over their useful lives. The obligations under such agreements, which mature at various dates within five years from inception, are reflected separately on the balance sheet net of finance charges which are charged to the periods to which they apply. At November 30, 1998, obligations under hire purchase contracts were $15,231,850.

                           PRIDE, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 9 - HIRE PURCHASE CONTRACTS/EQUIPMENT FINANCING (Continued):

     As a result of the sale of assets on December  11,  1998,  as  described in
Note 5, $13,127,303 of the hire purchase contracts was repaid at an early settlement penalty of $1,409,697. The balance of hire purchase contracts after this settlement was $2,104,547.


NOTE 10 - MINORITY INTERESTS:

     In April 1996, PAG successfully completed an initial public offering of its common stock, as a result of which the Company's investment in PAG was reduced to 56.45%.

     In November 1996, PAG completed a private placement of 17 units, each unit consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of the Company's common stock for the aggregate price of $100,000. The effect of this placement reduced the Company's investment in PAG to 53.33%.

     In August 1998, the Company sold 70,000 shares of PAG common stock for net proceeds of $235,870, realizing a loss of $57,236.

     As a result of this transaction, the Company now holds 1,425,000 shares of PAG common stock which represents a 50.49% investment. The minority interests liabilities represents the minority shareholders portion of the equity in this subsidiary.


NOTE 11 - OTHER LIABILITIES:

     At November 30, 1998 and 1997 other liabilities consisted of $284,452 and $109,978, respectively due to other creditors, at interest rates approximating the current market rates and repayable on a demand basis.

                           PRIDE, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 12 - ACQUISITION DEBT PAYABLE:

     The acquisition debt payable (see Note 1) consisted of the following:

                                                                                  November 30,     November 30,
                                                                              1998             1997

                 Unsecured notes payable on demand after
                 May 31, 1998; interest payable quarterly at
                 2% above the base rate                                       $         -           $   837,500

                 Unsecured notes payable on demand after
                 May 31, 1998; interest payable at 10% per
                 annum (see Note 12)                                                 1,615,000        1,615,000

                 Unsecured notes payable on demand after
                 October 31, 1999; interest payable quarterly
                 at 8% per annum                                                        -             1,675,000

                 Other short-term notes payable                                         71,000          71,000
                                                                                 -------------     -----------
                                                                                    $1,686,000       $4,198,500
                                                                                    ==========       ==========

     PAG is in default with the repayment of the unsecured notes due on May 31, 1998. One noteholder has sued the company to recover $95,000.


NOTE 13 - COMMON STOCK/RECAPITALIZATION:

     On September 20, 1994, the Company's board of directors approved a one-for-ten reverse stock split of the Company's issued and outstanding common stock to be effective on September 28, 1994.

     In May 1996, the Company issued 90,000 shares of its common stock in lieu of professional fees owed in the amount of $6,000.


NOTE 14 - STOCK OPTION PLANS:

     During 1994, the Company adopted a Stock Option Plan ("the Plan") whereby options to purchase an aggregate of not more than 1,000,000 shares, as amended of, of common stock may be granted from time to time to key employees, officers, directors, advisors and independent consultants to the Company and its subsidiaries.

                           PRIDE, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 14 - STOCK OPTION PLANS (Continued):

     The Company has elected to follow Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No 123 "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996 respectively, risk free interest rates of 6.1% and 6.8% and dividend yields of 2.6% and 1.8%.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

     Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information is as follows:-

                                                                              1998             1997
                                                                       -----------------------------------
                 Net loss:
                       As reported                                                 $(2,464,724)    $   (328,741)
                       Pro forma                                                    (2,464,724)        (328,741)

                 Basic loss per share:
                       As reported                                                   (1.24)             (.16)
                       Pro forma                                                     (1.24)             (.16)

                           PRIDE, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 14 - STOCK OPTION PLANS (Continued):

     A summary of stock option activity, and related information for the years ended November 30, is as follows:-

                                                                                                  Weighted
                                                                                                   Average
                                                                                                  Exercise
                                                                                  Options           Price
                                                                                  -------         --------

                 Outstanding at November, 1996                                    500,000            .48

                 Weighted average fair value of options
                       granted during the year                                                       -

                       Granted                                                    320,000            .38
                       Exercised                                                  -                  -
                       Canceled                                                   -                  -
                                                                                   ------            ---
                 Outstanding at November 30, 1997 and 1998                        820,000            .38
                                                                                  =======            ====

                 Weighted average fair value of options
                       granted during the year                                                       -

                 Options exercisable:
                       November 30, 1997 and 1998                                 475,000


     Exercise prices for options outstanding as of November 30, 1998 ranged from $.38 to $1.65. The weighted-average remaining contractual life of these options is seven years.


NOTE 15 - INCOME TAXES:

     The Company has available operating losses carry forwards for tax purposes aggregating approximately $4,000,000 as of November 30, 1998, which may result in a deferred tax asset. The Company has recognized this asset but has provided a valuation allowance for the full amount since there is no assurance that such losses will be utilized in the near future.

                           PRIDE, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1998 AND 1997


NOTE 15 - INCOME TAXES (Continued):

     The components of the deferred tax asset, pursuant to SFAS No. 109, as of November 30, 1998 and 1997, respectively, are as follows:


                                                                                  November 30,     November 30,
                                                                                   1998             1997

                 Operating loss carry forward                                     $  1,360,000      $    52,000
                 Valuation allowance                                                (1,360,000)         (52,000)
                                                                           $         -         $       -
                                                                           =================== =================


NOTE 16 - ECONOMIC DEPENDENCY:

     For the years ended November 30, 1998 and 1997, the Company had two unaffiliated customers, which accounted for an aggregate of approximately 15% (1997 17%) and 6% (1997 7%) respectively, of the Company's total revenues.

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


NOTE 17 - PENSION PLAN:

     PMS and its' subsidiaries have a fully insured defined contribution plan for all of its eligible employees. Contributions to the plan, which are discretionary, for the years ended November 30, 1998 and 1997 amounted to $80,384 and $65,726, respectively.


NOTE 18 - COMMITMENTS:

                 Employment Agreements:

     In August 1995, the Company entered into an employment agreement with its President/Chairman of the Board of Directors. This three-year agreement provided for an annual salary of $160,000 with annual escalations of 10% and also contains certain non-compete restrictions. This employee was also granted 100,000 stock options (see Note 13). This agreement was not renewed upon expiration and the employee is currently earning an annual salary of $82,500.

     In September 1995, the Company entered into an employment agreement with an officer/director for a period of twenty four months commencing December 1, 1995. This agreement is automatically extendible for a further twenty four month period and provides for an annual salary of $55,000, subject to review by the Board of Directors. As at November 30, 1998, the annual salary amounted to $76,000.