Form 10QSB
period 1999-05-31
PRIDE INC
filed 1999-07-13
CIK 840159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the period ended May 31,1999

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




     Indicate by (X) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Common Stock,  $.002 par value.  1,995,357 shares  outstanding as of May 31,1999

                          PRIDE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                                  May 31,    November 30,
                                                                                                     1999            1998
                                                                                                unaudited
                                                                                                 ---------      ---------
ASSETS

         Cash and cash equivalents .......................................................   $      2,653          54,953
         Accounts receivable .............................................................      1,653,243       1,571,983
         Property revenue producing vehicles and equipment-net ...........................      3,511,237      21,599,835
         Investment ......................................................................      4,048,460       4,048,460
                                                                                             ------------    ------------

TOTAL ASSETS .............................................................................   $  9,215,593      27,275,231
                                                                                             ============    ============


LIABILITIES AND SHAREHOLDERS EQUITY

LIABILITIES
         Bank line of credit .............................................................         64,599       6,264,245
         Accounts payable ................................................................        531,623         558,314
         Accrued liabilities and expenses ................................................      4,387,303       1,738,304
         Bank debt .......................................................................      4,851,109         685,428
         Obligations under hire purchase contracts .......................................      1,401,069      15,231,850
         Acquisition debt payable ........................................................      1,686,000       1,686,000
         Loans Payable ...................................................................         34,610          34,610
         Other liabilities ...............................................................         31,299         249,842
                                                                                             ------------    ------------
TOTAL LIABILITIES ........................................................................     12,893,612      26,448,593
                                                                                             ============    ============

MINORITY INTERESTS .......................................................................              0         370,043

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS EQUITY
         Preferred  stock,  $.001 par value,  5000,000 shares  authorized,  none issued or outstanding Common stock, $.002 par value, 500,000,000 shares
         authorized, 1,995,357 shares issued and outstanding .............................          3,991           3,991
         Additional paid-in capital ......................................................      8,332,894       8,332,894
         Retained earnings(deficit) ......................................................    (12,633,519)     (7,903,830)
         Deferred financing costs ........................................................        (26,984)        (44,734)
         Foreign Currency Translation ....................................................        551,599          68,273
                                                                                                  -------          ------

TOTAL SHAREHOLDERS EQUITY ................................................................     (3,678,019)        456,595
                                                                                               ==========         =======

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY ................................................      9,215,593      27,275,231
                                                                                                =========      ==========





                                     Page-1

                          PRIDE, INC AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              For the Six months          For the three months
                                                                                 ended May 31,               ended May 31,
                                                                                 -------------               -------------


                                                                              1999           1998          1999           1998
                                                                              ----           ----          ----           ----
REVENUE                                                                    $            $                $            $

         Contract hire income ......................................       447,100      4,901,659        119,602      2,459,795
         Sale of vehicles ..........................................    14,999,816      1,604,359        177,829        787,247
         Fleet management and other income .........................       172,377        554,743         99,270        232,642
                                                                       -----------    -----------    -----------    -----------

                                                                        15,619,293      7,060,761        396,701      3,479,684
                                                                       ===========    ===========    ===========    ===========

EXPENSES

         Cost of sales .............................................    18,086,710      2,922,537        301,675      1,441,950
         Depreciation ..............................................       179,259      2,252,844         84,547      1,180,888
         General and administration expense ........................       891,292        890,610        270,074        399,554
         Amortization of goodwill ..................................             0        315,359              0        157,680
         Interest and other financing costs ........................     1,561,791      1,101,731         75,324        525,921
                                                                       -----------    -----------    -----------    -----------

                                                                        20,719,052      7,483,081        731,620      3,705,993
                                                                       ===========    ===========    ===========    ===========

LOSS BEFORE MINORITY INTERESTS .....................................    (5,099,759)      (422,320)      (334,919)      (226,309)

         Minority interests in net loss of consolidated subsidiaries       370,043        193,906              0        102,674

LOSS BEFORE  PROVISION FOR INCOME TAXES ............................    (4,729,716)      (228,414)      (334,919)      (123,635)
         Provision for income taxes ................................             0              0              0              0

NET (LOSS) .........................................................    (4,729,716)      (228,414)      (334,919)      (123,635)

LOSS PER COMMON SHARE (Note 5A)

         Net Loss before minority interests ........................   $     (2.56)   $      (.21)   $      (.17)   $      (.11)
         Minority interests in net loss of subsidiary ..............           .19            .10              0            .05
                                                                       -----------    -----------    -----------    -----------
                                                                       $     (2.37)   $      (.11)   $      (.17)   $      (.06)
                                                                       ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (Note 5a) ..............................................     1,995,357      1,995,357      1,995,357      1,995,357
                                                                        ===========    ===========    ===========    ===========


                                     Page-2

                           PRIDE,INC AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                  (Unaudited)


                                                                                 For the six months       For the Three Months
                                                                                 Ended May 31,            Ended May 31,
                                                                                 1999        1998         1999          1998
                                                                                 ----        ----         ----          ----

                                                                            $             $               $             $
NET LOSS ......................................................            (4,729,716)   (228,414)       (334,919)     (123,635)

OTHER COMPREHENSIVE INCOME
         Foreign currency translation adjustments .............               616,981     400,738        ( 16,844)      343,256
                                                                              -------     -------          ------       -------

COMPREHENSIVE (LOSS) INCOME ...................................            (4,018,735)    172 324        (351,763)      219,621
                                                                           ==========     ========       ========       =======



                                     Page-3


                           PRIDE,INC AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                For the six months ended May 31,
                                                                                    1999          1998
                                                                                    ----          ----

Net (loss) .................................................................    (4,729,716)      (228,414)
Adjustments to reconcile net (loss) to cash
(utilized) provided by operating activities:
         Minority interests in net loss of subsidiaries
                                                                                  (370,043)      (193,906)
         Depreciation and amortization .....................................       179,259      2,252,844
         Amortization of goodwill ..........................................          --          315,358
         Deferred financing costs ..........................................        17,750         17,400
         Loss on disposal of fixed assets ..................................     1,580,370        129,634
Changes in assets and liabilities
         (Increase) in accounts receivable .................................       (81,260)
         Increase (Decrease) in accounts payable, accrued expenses and other
         liabilities .......................................................     2,403,765       (189,177)
                                                                                 ---------       --------

Net cash (utilized) provided from operating activities .....................      (999,875)     1,976,325

INVESTING ACTIVITIES

Purchase of revenue producing assets .......................................         0         (5,492,212)
Proceeds from sale of fixed assets .........................................    16,317,110      2,147,269
                                                                                ----------      ---------
         Net cash provided (utilized) by investing activities ..............    16,317,110     (3,344,943)
                                                                                ----------     ----------

FINANCING ACTIVITIES
         Increase( Decrease) in bank lines of credit .......................    (6,261,592)       391,515
         Increase in bank debt .............................................     4,160,000              0
         Principal payment of long term debt ...............................       (54,143)
         Proceeds from hire purchase contract funding ......................             0      5,255,114
         Principal repayments of hire purchase funding .....................   (13,830,781)    (4,713,853)
                                                                               -----------     ----------
Net cash(utilized) provided from financing activities ......................   (15,986,516)       896,503
                                                                               -----------        -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................................       616,981        400,738

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................       (52,300)       (71,377)

         Cash and cash equivalents, beginning of year ......................        54,953         84,227
                                                                                    ------         ------
CASH AND CASH EQUIVALENTS END OF YEAR ......................................         2,653         12,850
                                                                                    =====         ======

                                     Page-4

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

                                     Page-5

PRIDE, INC AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On February 19,1999, it was announced that the PAG had executed a Letter of Intent to acquire 100% of the capital stock of Digital Mafia Entertainment, LLC in exchange for 7,400,000 shares of that Company's common stock. On March 31, 1999 PAG executed a definitive Share Exchange agreement with Digital on revised terms to which it agreed to issue 14,800,000 shares of its common stock to shareholders of Digital. The increase in the number of shares issued is a result of the NASDQ notification on March 12, 1999 that the PAG's securities had been delisted for among other things, failure to maintain tangible book value of at least $ 2,000,000. Subsequently PAG's common stock and the warrants were listed on the NASD Bulletin Board and began trading on May 7, 1999.

Due to this change in ownership in PAG, completed on June 18,1999 the Company's interest will have been reduced to approximately 6%. Accordingly consolidation will no longer be appropriate and the Company's investment in PAG will be reported under the cost method of accounting.

In addition, PAG announced that it was selling its wholly owned subsidiary, Pride Management Services Plc to the Company for a nominal consideration f $ 1. PMS has a negative net worth and is winding down its operations. In addition, PAG's 16% interest in AC Automotive Group, Inc. valued at $4,048,460 was also sold to the Company for as nominal consideration of $ 1. The sale of the Automotive interest to the Company is coupled with the sale by PAG of its interest to the Company for the sum of $ 1.

As part of the above transactions, Noteholders holding in PAG of approximately $ 1,425,000 principal of debt have agreed to convert their notes to common stock in PAG

PAG will also raise gross proceeds of approximately $ 1,000,000 from a private offering of common stock, the majority of the proceeds from the offering being loaned to Digital Mafia.

The above transactions closed on June 18, 1999

It is the intention of the newly appointed board of directors of Digital Mafia to change the name of Pride Automotive Group, Inc. to DME Interactive Holdings, Inc.

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride Inc. and its subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of May 31,1999 and the results of its operations for the six and three month periods ended May 31,1999 and 1998 and cash flows for the six month periods ended May 31,1999 and 1998.

NOTES 2-FIXED ASSETS

Fixed assets consists of the following:

                                              May 31,       November 30,
                                              1999               1998
                                             (unaudited)
                                              $                 $
Building and improvements                     784,599            784,599
Revenue producing vehicles                  3,306,532         26,880,979
Furniture, fixtures and machinery             576,270            576,270
                                              -------            -------
                                            4,667,401         28,241,848
Less: accumulated depreciation              1,156,164          6,706,761
                                            ---------          ---------
                                            3,511,237         21,535,087
                                            =========         ==========



                                     Page-6

NOTE 3-LIABILITIES

Included in liabilities as of May 31,1999, are amounts in the aggregate of $1,258,777 which are not due and payable until after May 31,2000. This amount consists of amounts due to loans payable and equipment notes payable.

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

As a result of this transaction, the Company now holds 1,425,000 shares of PAG common stock. Following a further restructure of PAG during this quarter, The Company controlled 50.71% of the voting rights in the issued common stock of PAG

Due to the fact that PAG has negative equity, the minority interest liability has been reduced to nil


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


                                     Page-7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Pride, Inc. (the "Company") which is a holding company, was incorporated as International Sportsfest, Inc in the State of Delaware on September 11,1998. The Company was a development stage company with no operations through January 13, 1994.On January 13,1994, the Company acquired Pride Management Services, Plc ("PMS") a consolidated group of operating companies located in the United Kingdom. Simultaneously with the acquisition, the Company changed its name from International Sportsfest, Inc to Pride, Inc. and now has its corporate offices in Watford, England and New York City, New York. The Company also decided to change its year end from April 30 to November 30, in order to coincide accounting periods with its new subsidiary.

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

In November 1996, PAG completed a private placement of 17 units, each consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of the Company's common stock for the aggregate price of $100,000.The effect of this placement reduced the Company's investment in PAG to 46.87%.

In August 1998, the Company sold 70,000 shares of PAG common stock for net proceeds of $235,870, realizing a loss of $57,236.As a result of this transaction, the Company holds 1,425,000 shares of PAG common stock which represents a 50.49% investment.

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

                                     Page-8

On February 19, 1999 it was announced that the PAG had executed a Letter of Intent to acquire 100% of the Capital Stock of Digital Mafia Entertainment, LLC. In exchange for 7,400,000 shares in that Company's common Stock. On March 31, 1999 PAG executed a definitive Share Exchange Agreement with Digital on revised terms to which it agreed to issue 14,800,000 shares in its common stock to shareholders of Digital. This increase in the number of shares issued is a result of the NASDAQ notification on March 12,1999 that the PAG's securities had been delisted for, among other things, failure to maintain tangible book value of at least $ 2,000,000. Subsequently, PAG's common stock and warrants were listed on the NASD Bulletin Board an began trading on May 17,1999. Due to this change in ownership in PAG, completed on June 18, 1999 the Company's nterests will have been reduced to approximately 6%. Accordingly, consolidation will no longer be appropriate and the Company's investment in PAG will be reported under the cost accounting method.

In addition, PAG announced that it was selling its wholly owned subsidiary, Pride Management Services Plc to the Company for a nominal consideration of $
1.00. PMS has a negative net worth and is winding down its business. In addition, PAG's 16% interest in AC Automotive Group, Inc. valued at $ 4,048,460 was sold to the Company at a nominal consideration of $ 1.00 The sale of the Automotive interest to the Company is coupled with the sale by PAG of its interest in PMS to the Company for the sum of $ 1.00.

As a part of the above transactions, Noteholders holding in PAG of approximately $ 1,425,000 principal of debt have agreed to convert their notes to common stock of PAG

PAG will also raise approximately $ 1,000,000 from a private offering of its common stock the majority of the proceeds from the offering being loaned to Digital Mafia.

The above transaction closed on June 18, 1999

It is the intention of the newly  appointed  board of directors of Digital Mafia
to  change  the  name  of  Pride  Automotive   Group,  Inc  to  DME  interactive
Holdings,Inc. to reflect the new business direction of PAG

The financial information presented herein include: (I) Consolidated Condensed Balance Sheets as of May 31,1999 and November 30,1998; (ii) Consolidated Condensed Statements of Operations for the Six and Three Month periods Ended May 31,1999 and 1998; (iii) Consolidated Condensed Statements of Comprehensive income (loss) for the Six and Three Month Periods Ended May 31,1999 and 1998;
(iv) Consolidated Condensed Statements of Cash Flows for the Six Month Periods Ended May 31,1999 and 1998.

Results of operations

During the six month period to May 31, 1999, the Company through PAG's subsidiary, PMS, completed the sale of substantially all its leasing assets. 972 vehicles and their related contracts were disposed of at a book loss of $3,087,343. This accounts for the large reduction in contract hire income and increase in vehicle sales when comparing the six month period ending May 31,1999 and May 31,1998 respectively.

In addition to this sale, 44 additional vehicles were disposed of at a loss of $149,363. During the corresponding quarter in 1998, 94 vehicles were disposed of on termination of contracts at a profit of $98,351.

No new business was written during this quarter in line with the Company's decision to reduce its leasing and fleet management assets. During the quarter ended May 31,1998, 67 new contracts were written at an average rental of $667 per vehicle.

As of May 31, 1999, 54 vehicles were subject to contract.

Fleet management income has also reduced substantially due to the termination of all contracts during the quarter.

Cost of sales has increased substantially as a result of the disposal of 1016 vehicles discussed above. This has resulted in a large reduction in depreciation due to the reduction in the fleet when comparing the quarters ended May 31,1999 and May 31,1998 respectively.



                                    Page-9

General and administration remained unchanged when comparing the six months ending May 31,1999 and May 31,1998. Although overheads have been reduced substantially, the unchanged position is a result of a large write off of uncollectable debts of approximately $250,000 and a provision for professional fees of $100,000 relating to the Group restructure.

For the three months ended May 31, 1999 General and Administrative expenses decreased by approximately 33% which is in line with the winding down of the leasing operations.

Interest and financing costs increased by $450,000 when comparing the six months ended May 31,1999, and May 31,1998, respectively. Interest costs reduced substantially as a result of the reduction in Hire Purchase funding relating to the substantial asset sale and restructure of the bank line of credit. However, this was offset by the early settlement penalty of $1,410,000 relating to the debt outstanding on the leased assets sold on December 11, 1998.

As a result of the sale of the leased assets, the intangibles were written off at November 30,1998.

For the six months ended May 31,1999 and 1998, the Company reported, after amortization of goodwill ($315,360 for 1998), a loss of ($4,729,716) and ($228,414) respectively.

For the three months ended May 31,1999 and 1998, the Company reported, after amortization of goodwill ($157,680 for 1998), a loss of ($334,919) and ($123,635) respectively.


Liquidity and Capital Resources

Net cash (utilized) provided from operating activities for the six month periods ended May 31,1999 and 1998 aggregated $(999,875) and $1,976,325 respectively. The Company provided cash of $16,317,110 and $2,147,269 from the sale of fixed assets for the periods ended May 31,1999 and 1998 respectively. For the six month period ended May 31,1998, $5,492,212 was utilized to purchase revenue producing assets. Net cash utilized by the Company from financing activities amounted to $15,986,516 as against net cash provided of $896,503 for the six month period ended May 31,1999 and 1998 respectively

Due to the continuing trading losses, doubts are raised about the Company's ability to continue as a going concern.

Management's plans in regard to this matter were described in a press release issued on February 19,1999, where it was announced that PAG had executed a Letter of Intent to acquire all the issued and outstanding capital stock of Digital Mafia Entertainment, LLC, in exchange for the issuance of 7,400,000 shares in Pride Automotive common stock. After receiving a notice of delisting from NASDAQ, PAG renegotiated the terms of the acquisition and agreed to double to number of shares to be issued to DME to 14,800,000.

PAG also announced that it will, at the same time, sell its ownership of Pride Management Services as well as its 16% interest in AC Automotive group, Inc. to the Company for nominal value ($1 each). The sale was completed on June 18, 1999

Management will raise capital through the sale of its PAG stock for the purpose of meeting its financial obligations. If the raising of capital is unsuccessful, then the company will not have sufficient cash on hand to meet its current obligations. The financial statements do not include any adjustments that might result from this uncertainty.

                                    Page-10

PART II. OTHER INFORMATION


                           Part II - Other Information

ITEM 1.  Legal Proceedings.  None.

ITEM 2.  Changes in Securities.  None.

ITEM 3.  Defaults Upon Senior Securities.  None.

ITEM 4.  Submission of Matters to a Vote.  None.

ITEM 5.  Other Information.  None.

ITEM 6.  Exhibit and Reports on Form 8-k.  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized


Dated:  July 13, 1999

        Pride, Inc.

by: \s\ Alan Lubinsky
        Alan Lubinsky