Form 10QSB
period 1999-08-31
MASON HILL HOLDINGS INC
filed 1999-10-25
CIK 840159

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                             Commission file number:

                            MASON HILL HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

         DELAWARE                                    650109088
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                       identification No.)

                                 110 WALL STREET
                            NEW YORK, NEW YORK 10005
              (Address of principal executive offices) (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 425-3000

            PRIDE, INC., WATFORD METRO CENTRE - TOPITS LANE, WATFORD
               HERTORDSHIRE, ENGLAND, WD1 8SB (Former name, former
              address and former fiscal year, if changed since last
                                     report)

     Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 9, 1999, approximately 1,083,179 shares, $.002 par value per share, of the Company were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                                TABLE OF CONTENTS

                                                                                                  PAGE

         Consolidated Balance Sheets as of November 30, 1998 and
            August 31, 1999                                                                       3

         Consolidated Condensed Statements of Operations for the nine months and
                  three months ended August 31, 1999 and August 31, 1998                          4

         Consolidated Condensed Statements of Comprehensive Income
                  (Loss) for the nine months and three months ended
                  August 31, 1999 and August 31, 1998                                             5

         Consolidated Condensed Statements of Cash Flows for the nine
                  months ended August 31, 1999 and 1998                                           6

         Notes to Interim Consolidated Condensed Financial Statements (Unaudited)                 7 - 13

                           PRIDE INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

-ASSETS-

                                                                                     AUG 31,            NOV 30,
                                                                                        1999               1998

             ASSETS:

             Cash and cash equivalents ..........................................         2,301         54,953
             Accounts Receivable ................................................     2,033,077      1,571,983
             Property, revenue producing vehicles and equipment-net .............     1,355,683     21,599,835
             INVESTMENT .........................................................     5,241,460      4,048,460
                                                                                                   -----------

              TOTAL ASSETS ......................................................     8,632,521     27,275,231
                                                                                                   -----------

-LIABILITIES AND SHAREHOLDERS EQUITY-

              LIABILITIES:

              Bank Line of credit ...............................................        40,629      6,264,245
              Accounts payable ..................................................       157,473        558,314
                    Accrued liabilities and expenses ............................     3,988,941      1,738,304
                    Bank debt ...................................................     3,757,579        685,428
              Obligations under hire purchase contracts .........................       906,666     15,231,850
                    Loans payable ...............................................        34,610         34,610
              Other liabilities .................................................        22,208        249,842
                    ACQUISITION DEBT PAYABLE ....................................          --        1,686,000

              TOTAL LIABILITIES .................................................     8,908,106     26,448,593
                                                                                                   -----------


               MINORITY INTEREST ................................................             0        370,043
                                                                                                   -----------

              COMMITMENTS AND CONTINGENCIES

              SHAREHOLDERS EQUITY

                    Preferred stock, $.001 par value, 5,000,000 shares
                  authorized none issued or outstanding
                    Common stock, $0.002 par value, 500,000,000 shares authorized

                  1,995,357 shares issued and outstanding .......................         4,353          3,991
              Additional paid-in capital ........................................    12,139,931      8,332,895
             Retained Earnings (deficit) ........................................   (13,097,772)    (7,903,830)
             Deferred financing costs ...........................................             0        (44,734)
             FOREIGN CURRENCY TRANSLATION .......................................       677,903         68,273
                                                                                                   -----------

              TOTAL SHAREHOLDERS EQUITY .........................................      (275,585)       456,595
                                                                                                   -----------

              TOTAL LIABILITIES AND SHAREHOLDERS EQUITY .........................     8,632,521     27,275,231
                                                                                                   -----------

                          PRIDE, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            FOR THE NINE MONTHS                 FOR THE THREE MONTHS
                                            ENDED AUG 31                        ENDED AUG 31

                                            1999              1998              1999             1998
REVENUE                                     $                 $                 $             $

Contract hire income .......................       554,134      7,344,650        107,034      2,442,991
Sale of vehicles ...........................    15,907,479      2,733,244        907,663      1,128,885
FLEET MANAGEMENT AND OTHER INCOME ..........       621,550        726,254        449,173        171,511
                                                                                            -----------

                                                17,083,163     10,804,148      1,463,870      3,743,387
                                                                                            -----------


Cost of Sales ..............................    19,493,039      4,736,208      1,406,329      1,813,871
Depreciation ...............................       242,278      3,510,813         63,019      1,257,969
General and adminstration expenses .........     1,185,481      1,321,386        294,189        430,776
Amortization of goodwill ...................             0        473,038           --          157,679
Interest and other financing costs .........     1,611,579      1,693,560         49,788        591,829
Loss on Sale of Investment .................     1,271,893           --        1,271,893           --
Write down of Investment ...................     7,789,945           --        7,789,945           --
WRITE OFF OF GOODWILL ON CONSOLIDATION .....     6,443,232           --        6,443,232           --
                                                                                            -----------

                                                38,037,447     11,735,005     17,318,395      4,252,124
                                                                                            -----------

LOSS BEFORE MINORITY

INTERESTS ..................................   (20,954,284)      (930,857)   (15,854,525)      (508,737)

Minority interests in net loss of

CONSOLIDATED SUBSIDIARIES ..................       370,043        425,371              0        231,465
                                                                                            -----------

LOSS BEFORE PROVISION FOR

INCOME TAXES ...............................   (20,584,241)      (505,486)   (15,854,525)      (277,272)

PROVISION FOR INCOME TAXES .................          --             --            --              --

NET LOSS ...................................   (20,584,241)      (505,486)   (15,854,525)      (277,272)
                                                                                            -----------

LOSS PER COMMON SHARE(NOTE 5)

Net Loss before minority interest ..........   $    (10.17)   $      (.47)   $     (7.66)   $      (.25)
MINORITY INTERESTS IN NET LOSS OF SUBSIDIARY          0.18           0.22              0           0.11
                                                                                            -----------
                                               $     (9.99)   $      (.25)   $     (7.66)   $      (.14)
                                                                                            -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING ................................     2,059,185      1,995,357      2,070,118      1,995,357
                                                                                            -----------


                           PRIDE,INC AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                              FOR THE NINE MONTHS         FOR THE THREE MONTHS
                                              ENDED AUG 31,               ENDED AUG 31,

                                              1999               1998        1999              1998

NET LOSS ................................   (20,584,241)      (505,486)   (15,854,525)      (277,272)

OTHER COMPREHENSIVE INCOME
 FOREIGN CURRENCY TRANSLATION ADJUSTMENTS       461,129        385,199       (155,852)       (15,539)
                                                                                         -----------

COMPREHENSIVE (LOSS) INCOME .............   (20,123,112)      (120,287)   (16,010,377)      (292,811)
                                                                                         -----------

                           PRIDE INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED

                                                                       AUG 31,
                                                               1999             1998

OPERATING ACTIVITIES

  Net (Loss) ............................................   (20,584,241)      (505,486)
  Adjustments to reconcile net loss to net cash
    (utilized) by operating activities :

           Minority interests in net loss of subsidiaries      (370,043)      (425,371)
           Depreciation and amortization ................       242,278      3,510,813
           Amortization of goodwill .....................          --          473,038
           Deferred finance costs .......................          --           26,830
           Net Loss on disposal of fixed assets .........     1,699,698        202,891
           Loss on sale of investment ...................     1,271,893         27,006
           Write down of investment .....................     7,789,945           --
           Write off of Goodwill on consolidation .......     6,443,232

  Changes in assets & liabilities

           (increase) in accounts receivable ............      (461,094)      (308,545)
           Decrease in inventories ......................          --          132,369
           Increase in accounts payable, accrued expenses
                    AND OTHER CREDITORS .................     1,622,162         54,826
                                                                           -----------

  NET CASH (UTILIZED) PROVIDED FROM OPERATING ACTIVITIES     (2,346,170)     3,188,371
                                                                           -----------

INVESTING ACTIVITIES

  Purchase of revenue-producing assets ..................          --       (6,393,018)
  Proceeds from sale of fixed assets ....................    18,825,876      2,813,533
  Proceeds from sale of investments .....................       475,000        109,555
  PROCEEDS FROM SALE OF SHARES ..........................         8,162           --
                                                                           -----------


  NET CASH PROVIDED (UTILIZED) BY INVESTING ACTIVITIES ..    19,309,038     (3,469,930)
                                                                           -----------

FINANCING ACTIVITIES

  (Decrease) increase in Bank lines of credit ...........    (6,223,616)       888,481
  Increase in bank debt .................................     4,160,000           --
  Principal payments in long term debt ..................    (1,087,849)        (1,281)
  Proceeds from hire purchase contract funding ..........          --        6,492,373
  PRINCIPAL REPAYMENTS OF HIRE PURCHASE CONTRACT FUNDING    (14,325,184)    (7,512,487)
                                                                           -----------

  NET CASH (UTILIZED) BY FINANCING ACTIVITIES ...........   (17,476,649)      (132,914)
                                                                           -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .................       461,129        385,199

NET (DECREASE) IN CASH

AND CASH EQUIVALENTS ....................................       (52,652)       (29,274)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........        54,953         84,227
                                                                           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................         2,301         54,953
                                                                           -----------


                          PRIDE, INC. AND SUBSIDIARIES
    NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ended November 30, 1999.

The balance sheet at November 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 1998.

NOTE 2 -DESCRIPTION OF COMPANY

Pride, Inc. (the "Company"), which is a holding company, was incorporated as International Sportfest, Inc. in the state of Delaware on September 11, 1988. The Company was a development stage company with no operations through January 13, 1994. On that date, the Company acquired, through an exchange of stock, Pride Management Services Plc ("PMS"), a consolidated group of companies located in the United Kingdom. Simultaneously with the acquisition, the Company changed its name from International Sportfest, Inc. to Pride, Inc. and has its corporate offices in Watford, England and New York, New York. By acquiring 100% of the issued and outstanding common stock of Pride Management, PMS became a wholly-owned subsidiary of the Company. For accounting purposes the acquisition was treated as a recapitalization of Pride Management with PMS as the acquirer in a reverse acquisition.

Pursuant  to the  acquisition,  the Company  issued an  aggregate  of  9,000,000
(900,000 shares-post Reverse stock split) shares of its common stock to the stockholders of PMS in the acquisition. The 9,000,000 (pre-reverse split) shares represented 89% of the 10,155,350 (pre-reverse split) shares of common stock outstanding immediately after the acquisition. The common stock was determined in arms-length negotiations between management of the company and management of PMS. None of the stockholders or management of PMS were previously affiliated with the Company in any manner. The principal basis used in the negotiations to determine the number of shares to be issued by the Company was the percentage of stock which would be owned by the new control groups after the issuance thereof, rather than any traditional valuation formulas. By acquiring 100% of the issued and outstanding common stock of PMS, PMS became a wholly owned subsidiary of the Company. For accounting purposes, the acquisition has been treated as a recapitilization of PMS, with PMS as the acquirer in a reverse acquisition. In March 1995, pursuant to the terms and conditions of a reorganization, the Company exchanged all its shares in Pride Management Services Plc for 1,500,000 shares of common stock in Pride Automotive Group, Inc (a newly formed Delaware corporation). As a result of this exchange, Pride Automotive Group, Inc ("PAG") became a majority owned subsidiary of the Company and the parent of PMS.

Pride Management Services Plc (PMS) is a holding company of six subsidiaries engaged in the leasing of motor vehicles primarily on contract hire to local authorities and selected corporate customers throughout the United Kingdom.

On November 29,1996, the Company, through PAG's newly formed majority subsidiary, AC Automotive Group, Inc. and its wholly owned subsidiary AC Car Group Limited (registered in the United Kingdom) completed the acquisition of certain assets of AC Cars Limited and Autokraft Limited. These two companies were engaged in the manufacture and sale of speciality automobiles. The purchase price of approximately $6,067,000 was financed with the proceeds of a private offering of PAG's common stock and by loans. The acquisition was recorded using the purchase method of accounting.

On February 12,1998, the board of Directors of AC Automotive Group, Inc. authorized the issuance of 6,130,000 shares of its common stock to Erwood Holdings, Inc. a company affiliated with Alan Lubinsky, the Chief Executive Officer and director of the Company and AC Automotive Group, Inc for aggregate consideration of $6,130.in addition, 441,300 shares were issued to other unrelated parties for aggregate consideration of $443. Following further restructure and the forgoing issuance of shares, the ownership of AC Automotive Group, Inc. by PAG has been reduced to 16%. Due to the change in ownership percentage, PAG does not believe that it still has the ability to exercise significant influence over AC Automotive Group, Inc. Accordingly, consolidation is not considered appropriate. PAG's investment in AC Automotive Group, Inc. is therefore being reported under the cost method of accounting.

On December 11,1998, PAG, through its subsidiary, Pride Management Services Plc, completed the sale of substantially all its leasing assets, leaving approximately 13% of its revenue producing vehicles after the sale. The consideration paid was $14,763,680 against balance sheet value of $17,851,023. As a condition of sale, hire purchase creditors were paid $14,537,000 in full and final settlement of the debt outstanding on the leased assets sold against a balance sheet value of $13,127,303 at an early settlement penalty of $1,409,697. In addition, the bank was restructured as follows. Upon completion of the sale, $1,815,000 was repaid to the bank. The balance of $4,449,245 has been converted into two loans; Loan A for $1,485,000 and Loan B for $2,964,245. Loan A of $1,485,000 is repayable by July 31,1999, in event of which Loan B of $2,964,245 will be forgiven. ln the event that Loan A is not repaid by July 31,1999, the full amount outstanding on the loans is repayable on demand. This arrangement has now being extended to 31 December 1999. As a result of the sale, PAG wrote off its related goodwill, which had a carrying value of $8,444,147 at November 30,1998.

On February 19, 1999, it was announced that the PAG had executed a Letter of Intent to acquire 100% of the capital stock Digital Mafia Entertainment, LLC in exchange for 7,400,000 shares of that Company's common stock. On March 31, 1999 PAG executed a definitive Share Exchange Agreement with Digital on revised terms to which it agreed to issue 14,800,000 shares of its common stock to shareholders of Digital. This increase in the number of shares issued is a result of the Nasdaq notification on March 12,1999 that the PAG's securities had been delisted for, among other things, failure to maintain tangible book value of at least $2,000,000. Subsequently, PAG's common stock and warrants were listed on the NASD Bulletin Board and began trading on the NASD bulletin board on May 17, 1999.

Due to this change in ownership in PAG, completed on June 18,1999, the Company's interest has been reduced to approximately 6%. Accordingly, consolidation is no longer be appropriate and the Company's investment in PAG is reported under the cost method of accounting.

In addition, PAG announced that it was selling its wholly owned subsidiary, Pride Management Services Plc to the Company for a nominal consideration of $1. PMS has a negative net worth and is winding down its operations.

In addition, PAG's 16%interest in AC Automotive Group, Inc. valued at $4,048,460 was also sold to the Company for a nominal consideration of $1.

The sale of the Automotive interest to the Company is coupled with the sale by PAG of its interest in PMS to the Company for the sum of $1.00.

As part of the above transactions, Noteholders holding in PAG of approximately $1,425,000 principal of debt have agreed to convert their notes to common stock in PAG.

PAG also raised approximately $1,000,000 from a private offering of its common stock, the majority of the proceeds from the offering having been loaned to Digital Mafia.

The above transactions closed on June 18,1999.

It is the intention of the newly appointed board of directors of Digital
Mafia to change the name of Pride Automotive Group, Inc. to DME Interactive Holdings, Inc. to reflect the new business direction of PAG.

On May 4,1999, the Company issued 100,000 shares of common stock to Mitchell Lampert as compensation for services rendered, valued at $8000, as counsel to the Company.

On June 23,1999, the Company issued 81,000 shares at par to Mason Hill &
Co, Inc. as compensation for its services to be rendered as investment bankers.

On August 3, 1999, the Company executed a definitive agreement to acquire all the issued and outstanding capital of Mason Hill+Co, Inc. in exchange for the issuance of 15,886,618 shares of Pride Common Stock.

On July 30, 1999, the Company executed a definitive agreement to acquire all the issued and outstanding capital of Mason Hill & Co, Inc. in exchange for the issuance of 15,886,618 shares of Pride Common Stock.

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Pride, Inc. and its subsidiaries, contain all adjustments necessary to present the Company's financial position as of August 31, 1999 and the results of its operations for the three month periods ended
August 31, 1999 and 1998 and the cash flows for the nine month periods ended August 31, 1999 and 1998.

NOTES 3-FIXED ASSETS

Fixed assets consists of the following:

                                                                   August 31,      November 30,
                                                                     1999             1998
                                                                          (unaudited)

Building and improvements                                              -                784,599
Revenue producing vehicles                                         1,390,933         26,954,977
FURNITURE,FIXTURES AND MACHINERY                                     576,270            576,270
                                                                   ------------------------------
                                                                   1,967,203         28,315,846

LESS: ACCUMULATED DEPRECIATION                                       611,520          6,716,011
                                                                   ------------------------------
                                                                   1,355,683         21,599,835

NOTE 4-LIABILITIES

     Included in liabilities as of August 31,1999, are amounts in the aggregate of $ 378,941 which are not due and payable until after August 31,2000.This amount comprises equipment notes payable.


NOTE 5-MINORITY INTERESTS IN SUBSIDIARIES

The minority interest in subsidiary has been written down to zero since the subsidiary had negative equity.

Transactions effecting the minority owned subsidiary are as follows:

In April 1996, PAG successfully completed an initial public offering of its common stock, as a result of which the Company's investment was reduced to 56.45%.

In November 1996, PAG completed a private placement of 17 units, each consisting of a 10% promissory note in the amount of $95,000 and 10,000 shares of PAG's common stock for the aggregate price of $100,000. The effect of the placement reduced the Company's inverstment in PAG to 53,33%.

During August 1998, the Company sold 70,000 shares of PAG common stock for net proceeds of $235,870, realizing a book loss of $57,236.

As a result of this transaction, the Company held 1,425,000 shares of PAG common stock.

Following the further restructure of PAG during the quarter ended 31 May, 1
999, the Company controlled 50.71 % of the voting rights in the issued common stock of PAG.


NOTE 6-NEW ACCOUNTING PRONOUNCEMENTS

           (A)    EARNINGS (LOSS) PER SHARE

THE COMPANY HAS ADOPTED SFAS 128 'EARNINGS PER SHARE' ("SFAS 128'), which is effective for periods ending after December 15, 1997 and has changed the method of calculating eamings (loss) per share. SFAS 128 requires the presentation of basic and diluted earnings (loss) per share on the face of the income statement. Prior period earnings (loss) per share data has been restated in accordance with SFAS 128.Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

           (B)    STATEMENT OF COMPREHENSIVE INCOME

THE COMPANY HAS ADOPTED SFAS 130 'REPORTING COMPREHENSIVE INCOME', which is effective for the years beginning after December 15,1997 and early adoption is permitted. Comprehensive income consists of net income or loss and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity).

NOTE 7-SUBSEQUENT EVENTS

On October 1, 1999, Pride consummated its acquisition of all of the issued and outstanding stock of Mason Hill & Co., in exchange for the issuance of 15,886,618 shares of Common Stock of the Company. The transaction was completed in accordance with the terms of the stock purchase agreement, dated as of July 30, 1999, between the Company, Mason Hill & Co. and the shareholders of Mason Hill & Co.

As part of the completed transaction, Pride has (i) changed its name to Mason Hill Holdings, Inc. ("Mason Hill Holdings"); and (ii) reduced its authorized capital from 500,000,000 shares of common stock to 20,000,000 shares of common stock. In addition, the officers of the Company have resigned and have been replaced by officers of Mason Hill & Co.

In addition to the foregoing, Pride's subsidiaries have been reorganized such that its AC Investments Inc. and PMS Investments, Inc. subsidiaries have become wholly-owned subsidiaries of AC Holdings, Inc., a wholly-owned subsidiary of Pride. Pride will now cause its AC Holdings, Inc. subsidiary to be spun-off to its shareholders.

Pride has also agreed to cause (i) 743,000 shares of DME Interactive Holdings, Inc. common stock that it owns to be spun-off to its shareholders, (ii) 350,000 shares DME Interactive Holdings, Inc. common stock that it owns to be delivered to AC Holdings, Inc. as a contribution to its capital, and (iii) at least 100,000 DME Interactive Holdings, Inc. common stock which it owns to be retained by Pride.

Lastly, simultaneous with the closing of the agreement, Mason Hill Holdings' stock underwent a 1 for 2 reverse split.

Pride, under its new name, Mason Hill Holdings, will be engaged, through its new wholly-owned subsidiary, Mason Hill & Co., in commercial brokerage operations, particularly retail and institutional securities sales of securities, trading and market making activities, and investment and merchant banking. In addition, Mason Hill & Co. intends to engage in other aspects of the securities business, such as the purchase and sale of United States Government obligations, money market instruments, mortgage related securities, municipal and tax exempt securities, options and foreign exchange commodities.

Mason Hill Holdings' common stock is now traded on the Over The Counter Bulletin Board under the new Symbol "MHLL".

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Statements in this Quarterly Report on Form 10-QSB concerning the Company's outlook or future economic performance, anticipated profitability, gross billings, expenses or other financial items, and statements concerning assumption made or exceptions to any future events, conditions, performance or other matter are "forward looking statements," as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties, and other factors which would cause actual results to differ materially from those stated in such statements. Such risks, and uncertainties and factors include, but are not limited to: (i) changes in external competitive market factors or trends in the Company's results of operation; (ii) unanticipated working capital or other cash requirements; and (iii) changes in the Company's business strategy or an inability to execute its competitive factors that may prevent the Company from competing successfully in the marketplace.

BACKGROUND

Pride, Inc. (the "Company"), which is a holding company, was incorporated as International Sportfest, Inc. in the state of Delaware, on September 11, 1988. The Company was a development stage company with no operations through January 13, 1994. On that date, the Company acquired Pride Management Services Plc ("PMS") as a wholly-owned subsidiary, by acquiring 100% of the issued and outstanding common stock of PMS. For accounting purposes the acquisition was treated as a recapitalization of Pride Management with PMS as the acquirer in a reverse acquisition. PMS is a holding company of six subsidiaries, in the United Kingdom, engaged in the leasing of motor vehicles primarily on contract hire to local authorities and selected corporate customers throughout the United Kingdom. Simultaneously with the acquisition, the Company changed its name from International Sportfest, Inc. to Pride, Inc. The Company's corporate offices are located in Watford, England and New York, New York.

Pursuant to the acquisition, the Company issued an aggregate of 9,000,000 shares of its common stock (900,000 shares, post reverse stock split) to the stockholders of PMS. The 9,000,000 shares (pre-reverse split) represented 89% of the 10,155,350 shares of common stock (pre-reverse split) outstanding immediately after the acquisition. The number of shares of common stock to be issued by the Company was determined in arms-length negotiations between management of the Company and management of PMS. None of the stockholders or management of PMS were previously affiliated with the Company in any manner. The principal basis used in the negotiations was the percentage of stock which would be owned by the new control groups after the issuance thereof, rather than any traditional valuation formulas.

In March 1995, the Company exchanged all its shares in Pride Management Services Plc for 1,500,000 shares of common stock in Pride Automotive Group, Inc. (a newly formed Delaware corporation). As a result of this exchange, Pride Automotive Group, Inc. ("PAG") became a majority owned subsidiary of the Company and the parent of PMS.

On November 29, 1996, the Company, through PAG's newly formed majority subsidiary, AC Automotive Group, Inc., a Delaware corporation, and its wholly owned subsidiary AC Car Group Limited (registered in the United Kingdom) completed the acquisition of certain assets of AC Cars Limited and Autokraft Limited (both registered in the United Kingdom). These two companies were engaged in the manufacture and sale of specialty automobiles. AC Automotive Group financed the purchase price of approximately $6,067,000 with the proceeds of a private offering of PAG's common stock and by loans. The acquisition was recorded using the purchase method of accounting.

On February 12, 1998, the board of Directors of AC Automotive Group, Inc. authorized the issuance of 6,130,000 shares of its common stock to Erwood Holdings, Inc. a company affiliated with Alan Lubinsky, the Chief Executive Officer and director of the Company and AC Automotive Group, Inc. for aggregate consideration of $6,130. In addition, 441,300 shares were issued to other unrelated parties for aggregate consideration of $443. Following further restructure and the forgoing issuance of shares, ownership of AC Automotive Group, Inc. has been reduced to 16%. Due to the change in ownership percentage, PAG does not believe that it still has the ability to exercise significant influence over AC Automotive Group, Inc. Accordingly, consolidation is not considered appropriate. PAG's investment in AC Automotive Group, Inc. is therefore being reported under the cost method of accounting.

On December 11, 1998, PAG, through its subsidiary, PMS, completed the sale of substantially all its leasing assets, leaving approximately 13% of its revenue producing vehicles after the sale. Consideration of $14,763,680 was paid against a balance sheet value of $17,851,023. As a condition of sale, hire purchase creditors were paid $14,537,000 in full and final settlement of the debt outstanding on the leased assets sold against a balance sheet value of $13,127,303 at an early settlement penalty of $1,409,697. In addition, the bank was restructured as follows. Upon completion of the sale, $1,815,000 was repaid to the bank. The balance of $4,449,245 has been converted into two loans; Loan A for $1,485,000 and Loan B for $2,964,245. Loan A of $1,485,000 is repayable by July 31,1999, in event of which Loan B of $2,964,245 will be forgiven. In the event that Loan A is not repaid by July 31,1999, the full amount outstanding on the loans is repayable on demand. This arrangement has now being extended to December 31, 1999. As a result of the sale, PAG wrote off its related goodwill, which had a carrying value of $8,444,147 at November 30,1998.

On February 19,1999, it was announced that the PAG had executed a Letter of Intent to acquire 100% of the capital stock of Digital Mafia Entertainment, LLC ("DME") in exchange for 7,400,000 shares of the Company's common stock. On March 31, 1999 PAG executed a definitive Share Exchange Agreement with DME on revised terms, by which it agreed to issue 14,800,000 shares of its common stock to shareholders of DME. This increase in the number of shares issued is a result of the Nasdaq notification on March 12, 1999 that the PAG's securities had been delisted for, among other things, failure to maintain a minimum tangible book value of $2,000,000. Subsequently, PAG's common stock and warrants were listed on the NASD Bulletin Board and began trading on the NASD bulletin board on May 17, 1999.

On May 4, 1999, the Company issued 100,000 shares of common stock to Mitchell Lampert as compensation for services rendered, valued at $8000, as legal counsel to the Company.

On June 23, 1999, the Company issued 81,000 shares to Mason Hill & Co., Inc. as compensation for its services to be rendered as investment bankers.

Due to the change in ownership in PAG, resulting from the reverse merger with DME completed on June 18, 1999, the Company's interest in PAG was reduced to approximately 6%. Accordingly, consolidation is no longer appropriate and the Company's investment in PAG is been reported under the cost method of accounting.

In addition, PAG announced the sale of its wholly owned subsidiary, PMS to the Company for a nominal consideration of $1. PMS has a negative net worth and is winding down its operations. PAG's 16% interest in AC Automotive Group, Inc. valued at $4,048,460 was also sold to the Company for a nominal consideration of $1. As part of the above transactions, noteholders holding in PAG of approximately $1,425,000 principal of debt have agreed to convert their notes to common stock in PAG.

PAG also raised approximately $1,000,000 from a private offering of its common stock. The majority of the proceeds from the offering were loaned to DME. The above transactions closed on June 18, 1999. It is the intention of the newly appointed board of directors of DME to change the name of Pride Automotive Group, Inc. to DME Interactive Holdings, Inc. to reflect PAG's new business direction.

On July 30, 1999, the Company executed a definitive agreement to acquire all the issued and outstanding capital of Mason Hill & Co., Inc., in exchange for the issuance of 15,886,618 shares of Pride Common Stock.

On October 1, 1999, Pride consummated its acquisition of all of the issued and outstanding stock of Mason Hill & Co., in exchange for the issuance of 15,886,618 shares of Common Stock of the Company. The transaction was completed in accordance with the terms of the stock purchase agreement, dated as of July 30, 1999, between the Company, Mason Hill & Co. and the shareholders of Mason Hill & Co.

As part of the completed transaction, Pride has (i) changed its name to Mason Hill Holdings, Inc. ("Mason Hill Holdings"); and (ii) reduced its authorized capital from 500,000,000 shares of common stock to 20,000,000 shares of common stock. In addition, the officers of the Company have resigned and have been replaced by officers of Mason Hill & Co.

In addition to the foregoing, Pride's subsidiaries have been reorganized such that its AC Investments Inc. and PMS Investments, Inc. subsidiaries have become wholly-owned subsidiaries of AC Holdings, Inc., a wholly-owned subsidiary of Pride. Pride will now cause its AC Holdings, Inc. subsidiary to be spun-off to its shareholders.

Pride has also agreed to cause (i) 743,000 shares of DME Interactive Holdings, Inc. common stock that it owns to be spun-off to its shareholders, (ii) 350,000 shares DME Interactive Holdings, Inc. common stock that it owns to be delivered to AC Holdings, Inc. as a contribution to its capital, and (iii) at least 100,000 DME Interactive Holdings, Inc. common stock which it owns to be retained by Pride.

Lastly, simultaneous with the closing of the agreement, Mason Hill Holdings' stock underwent a 1 for 2 reverse split.

Pride, under its new name, Mason Hill Holdings, will be engaged, through its new wholly-owned subsidiary, Mason Hill & Co., in commercial brokerage operations, particularly retail and institutional securities sales of securities, trading and market making activities, and investment and merchant banking. In addition, Mason Hill & Co. intends to engage in other aspects of the securities business, such as the purchase and sale of United States Government obligations, money market instruments, mortgage related securities, municipal and tax exempt securities, options and foreign exchange commodities.

Mason Hill Holdings' common stock is now traded on the Over The Counter Bulletin Board under the new Symbol "MHLL".

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED  AUGUST 31, 1999  COMPARED TO THREE MONTHS ENDED AUGUST 31,
1998.

     Revenues for the three months ended August 31, 1999 were $1,463,870, a 61% decrease over prior year's revenues of $3,743,387.

     Cost of sales for the three months ended August 31, 1999 were $1,406,329, a 22% decrease over prior year's cost of sales of $1,813,871.

     Depreciation for the three months ended August 31, 1999 was $63,019, a decrease of $1,194,950 over prior year's depreciation of $1,257,969.

     General and administrative expenses for the three months ended August 31, 1999 were $294,189, a 32% decrease over prior year's general and administrative expenses of $430,776.

     Interest expense for the Company for the three months ended August 31, 1999 decreased to $49,788 from $591,829 for the three months ended August 31, 1998. This decrease in interest expense is attributable to the pay down of obligations under hire purchase contracts and the restructuring of the bank line of credit.

     The Company showed net loss for the three months ended August 31, 1999 of $15,854,525 as compared to a net loss of $277,272 for the same period ended August 31, 1998. The increase in the net loss was primarily a result of the write down of investment of $7,789,945 and the write-off of goodwill on consolidation of $6,443,232.

     Loss per share for the three months ended August 31, 1999 were ($7.66) compared to ($0.25) for the same period last year using the total shares presently outstanding of 2,070,118 and 1,995,357, respectively.

     The results of operations of the Company for the quarter ended August 31, 1999 described above, were primarily affected by the Company's completion of the sale of substantially all its leasing assets. As a result, the following applies:

     o No new business was written during this quarter. Fleet management income has also reduced substantially;

     o During the quarter ended August 31, 1999, 85 vehicles were disposed of at a loss of $416,569;

     o During the quarter, the Company disposed of 232,000 DME Interactive Holdings, Inc shares for a net proceeds of $ 475,000. This sale resulted in a book loss of $1,271,893. The remaining 1,193,000 shares have been written down to current market value of approximately $1. This has resulted in a write down of the investment in DME Interactive Holdings, Inc shares of $7,789,945.

     o The  Company  acquired  the shares in PMS from PAG for $1. As a result of
this  transaction,   Goodwill  on  acquisition  of  the  shares,   amounting  to
$6,443,232, has been written off.

NINE MONTHS ENDED AUGUST 31, 1999 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1998.

Revenues for the nine months ended August 31, 1999 were $17,083,163, a 58% increase over prior year's revenues of $10,804,148. This increase was due to the sale and disposal of approximately 1,100 vehicles. Specifically, during the nine month period ended August 31, 1999, the Company, through PAG's subsidiary, PMS, completed the sale of substantially all its leasing assets. 972 vehicles and their related contracts were disposed of at a book loss of $3,087,343. In addition to this sale, 129 additional vehicles were disposed of at a loss of $565,932.

Cost of sales for the nine months ended August 31, 1999 were $19,493,039, a 312% increase over prior year's cost of sales of $4,736,208. This increase was due to the disposal of approximately 1,100 vehicles discussed above. This has resulted in a large reduction of depreciation for the nine months ended August 31, 1999 to $242,278, a $3,268,535 decrease over prior year's depreciation of $3,510,813.

General and administrative expenses for the nine months ended August 31,
1999  were   $1,185,481,   a  10%  increase   over  prior  year's   general  and
administrative expenses of $1,321,386.

Interest expense for the Company for the nine months ended August 31, 1999 decreased by approximately $80,000, to $1,611,579 from $1,693,560, for the nine months ended August 31, 1998. Interest and financing costs were reduced substantially by the reduction in hire purchase funding relating to the substantial asset sale and restructure of bank lines of credit. However, this has been offset by the early settlement penalty of $1,410,000 relating to the debt outstanding on the leased assets sold on December 11, 1998.

The Company showed net loss for the nine months ended August 31, 1999 of ($20,584,241) as compared to a net loss of ($505,486) for the same period ended August 31, 1998. The increase in the net loss was primarily a result of the loss on the sale of investment of $1,271,893, the write down of investment of $7,789,945 and the write-off of goodwill on consolidation of $6,443,232.

Loss per share for the nine months ended August 31, 1999 were ($10.17) compared to ($0.47) for the same period last year using the total shares presently outstanding of 2,059,185 and 1,995,357, respectively.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company has foreign currency translation losses of ($155,852) and ($15,539) for the three months ended August 31, 1999 and 1998, respectively, and $461,129 and foreign currency gains of $385,199 for the nine months ended August 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a negative net change in cash of $52,652 for the nine months ended August 31, 1999. The principal sources of cash were from the proceeds of the sale of vehicles and investments ($19,300,876), and the principal uses of cash were for the restucturing of debt ($17,476,649). In addition, cash used in operating activities for the nine-month periods ended August 31, 1999 aggregated $(2,346,170).

As a result of the Company's financial position as of August 31, 1999, doubts are raised about the Company's ability to continue as a going concern. In order to address the financial situation of the Company, in March 1999, the Company completed the acquisition of all the issued and outstanding capital stock of Digital Mafia Entertainment, LLC, in exchange for the issuance of 7,400,000 shares in PAG common stock. PAG also, at the same time, sold its ownership of PMS, as well as its 16% interest in AC Automotive Group, Inc. to the Company for nominal value ($1 each). The sale was completed on June 18, 1999.

In addition to the foregoing, in July 1999, the Company executed an agreement to acquire all the issued and outstanding capital of Mason Hill & Co., Inc. in exchange for the issuance of 15,886,618 shares of Pride Common Stock. The transaction was completed on October 1, 1999.

As a result of the foregoing, the Company has effectively discontinued its prior operations, and has now emerged as a parent holding company for Mason Hill & Co., Inc.

YEAR 2000

The Company's review of its own operating systems does not indicate any year 2000 problems. However, the Company is highly dependent on third party vendors. Failures and interruptions, if any, resulting from the inability of certain computing systems of third party vendors, including the Company's clearing broker to recognize the year 2000 could have material adverse effect on the Company's results of operations. There can be no assurance that the year 2000 issue can be resolved by any of such third parties prior to the upcoming change in the century. Although the Company may incur substantial costs, particularly costs resulting from increased charges by its third party service providers, as a result of such third party service providers correcting year 2000 issues, such costs are not sufficiently certain to estimate at this time.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                           None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                           None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.

ITEM 5.  OTHER INFORMATION

                           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (A) Exhibits filed herewith:

                           EXHIBIT

                  Exhibit 27:       Financial Data Schedule

                  (B) Forms 8-K filed during quarter:

                  The Company did not file any reports on Form 8-K during the three month period ended August 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       MASON HILL HOLDINGS, INC.

                                                  BY: /S/ CHRISTOPHER J. KINSLEY
                                                                       President

                  Dated: October 25, 1999