Form 10QSB
period 1999-12-31
MASON HILL HOLDINGS INC
filed 2000-02-18
CIK 840159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to
                          -----------------------------

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

         Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of February 17, 2000, approximately 9,760,106 shares, $.002 par value per share, of the Company were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                                TABLE OF CONTENTS

                                                                                                      PAGE

         Consolidated Balance Sheets as of December 31, 1999 and March 31, 1999                        3

         Consolidated Statements of Income for the nine
                  months ended December 31, 1999 and 1998                                              4

         Consolidated Statements of Cash Flows for the nine months
                  ended December 31, 1999 and 1998                                                     5

         Notes to Unaudited Financial Statements                                                   6 - 7

MASON HILL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET
(unaudited)

-------------------------------------------------------------------------------------------------------------------


                                                                           Dec. 31, 1999        March 31, 1999
                                                                        -------------------------------------------
Assets:

    Cash                                                                          $   62,919           $   484,377
    Receivable from broker dealers                                                    75,733               776,199
    Securities owned                                                               2,847,209               169,415
    Property and equipment, net                                                       60,745                48,854
    Other assets                                                                     515,086             4,265,886
                                                                        -------------------------------------------

                                                                                $  3,561,692          $  5,744,731
                                                                        ===========================================

Liabilities:

    Commissions payable                                                          $   833,506           $   653,647
    Accrued expenses and other liabilities                                           884,054               312,672
    Securities sold, but not yet purchased                                           230,315
                                                                        -------------------------------------------
                                                                                   1,947,875               966,319

Subordinated liabilities                                                             230,000               230,000
                                                                        -------------------------------------------
                                                                                   2,177,875             1,196,319
                                                                        -------------------------------------------

Stockholders' equity:

    Common stock; $0.002 par value, 20,000,000 shares
       authorized, 8,940,988 shares issued and outstanding                            17,882                17,882
    Paid in Capital                                                               13,449,129            13,449,129
    Foreign currency translation                                                    (76,650)              (76,650)
    Retained earnings (deficit)                                                 (12,006,544)           (8,841,949)
                                                                        -------------------------------------------
                                                                                   1,383,817             4,548,412
                                                                        -------------------------------------------

                                                                                $  3,561,692          $  5,744,731
                                                                        ===========================================

MASON HILL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

-------------------------------------------------------------------------------------------------------------------------------

                                                         Nine Months Ended Dec. 31                 Three Months Ended Dec. 31,
                                                         -----------------------                   ---------------------------
                                                          1999              1999                      1998             1998
                                          -------------------------------------------------------------------------------------

Revenue                                               $ 9,397,988       $ 2,792,037                $ 3,388,012      $1,516,301
                                          -------------------------------------------------------------------------------------

Expenses:

    Salaries and commissions                            5,758,638         2,034,106                  2,103,341         963,709
    Clearing costs                                        531,014           226,143                    142,231         110,828
    Communications                                        338,836           223,984                     83,183          97,483
    Occupancy                                             346,784           327,375                     86,986         132,885
    Interest                                               11,194            17,971                      3,095           5,332
    Operating expenses                                  1,216,031           474,631                    681,127         213,118
                                          -------------------------------------------------------------------------------------
                                                        8,202,497         3,304,210                  3,099,963       1,523,355
                                          -------------------------------------------------------------------------------------

Income (loss) before taxes                              1,195,491         (512,173)                    288,049         (7,054)
Income taxes                                              432,109                 0                    396,598               0
                                          -------------------------------------------------------------------------------------
Income (loss) before discontinued
operations                                                763,382         (512,173)                  (108,549)         (7,054)
Loss from discontinued operations                     (3,927,977)
                                          -------------------------------------------------------------------------------------
Net loss                                            $ (3,164,595)      $  (512,173)               $  (108,549)       $ (7,054)
                                          =====================================================================================

Income (Loss) per Common Share

Income (Loss) before discontinued                       $    0.08       $    (0.06)                $    (0.01)          $    -
Loss from discontinued operations                          (0.43)              0.00                       0.00            0.00
                                          -------------------------------------------------------------------------------------
                                                      $    (0.35)       $    (0.06)                $    (0.01)          $    -
                                          =====================================================================================

Weighted Average Number of

  Common Shares Outstanding                             9,223,014         8,940,988                  9,487,067       8,940,988
                                          =====================================================================================

MASON HILL HOLDINGS, INC.

STATEMENT OF CASH FLOWS
(unaudited)

-------------------------------------------------------------------------------------------


                                                            Nine Months Ended Dec. 31,

                                                             1999              1998
                                                       ------------------------------------
Cash flows from operating activities:

 Net loss                                                  $ (3,164,595)      $  (512,173)
                                                       ------------------------------------
Adjustments to reconcile net loss to net
cash used by operating activities:
(Increase) decrease in assets
    Due from broker dealers                                      700,466         (174,920)
    Securities owned                                         (2,677,794)           114,596
    Other assets                                               3,750,800         (122,662)
Increase in liabilities

    Commissions payable                                          179,859           162,625
    Accrued expenses and other liabilities                       571,382            34,877
    Securities sold, but not yet purchased                       230,315            29,827
                                                       ------------------------------------
Total adjustments                                              2,755,028            44,343
                                                       ------------------------------------
Net cash used by operating activities                          (409,567)         (467,830)
                                                       ------------------------------------

Cash flows from investing activities:

    Cash paid for equipment                                     (11,891)             (851)
                                                       ------------------------------------
Net cash used by investing activities                           (11,891)             (851)
                                                       ------------------------------------

Cash flows from financing activities:
    Decrease in subordinated liabilities
    Proceeds from paid in capital                                                  462,500
                                                       ------------------------------------
Net cash provided by financing activities                              0           462,500
                                                       ------------------------------------
Net decrease in cash                                           (421,458)           (6,181)
Cash - beginning                                                 484,377            20,194
                                                       ------------------------------------
Cash - end                                                   $    62,919       $    14,013
                                                       ====================================


Supplemental  disclosure of cash flow information:
 Cash paid during the periods for:

Interest expense                                             $     2,530       $     4,033
                                                       ====================================
Income taxes                                                 $       611       $       -
                                                       ====================================


                    MASON HILL HOLDINGS, INC. AND SUBSIDIARY
    NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

     The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's current report on Form 8-K filed on December 15, 1999.

NOTE 2 -DESCRIPTION OF COMPANY

     On October 1, 1999, the Company completed the acquisition of all the issued and outstanding capital of Mason Hill & Co., Inc. in exchange for the issuance of 15,886,618 shares of Common Stock. In addition to the foregoing, the Company's then existing subsidiaries were reorganized and spun-off to its shareholders.

     Simultaneously with the acquisition of Mason Hill & Co., Inc., the Company changed its name from Pride, Inc. to Mason Hill Holdings, Inc. For financial reporting purposes the transaction was accounted for as a reverse acquisition. Mason Hill & Co., Inc. was treated as the acquirer and is the ongoing reporting entity. As a result of the foregoing, the Company has effectively discontinued its prior operations, and has now been reconstituted as a parent holding company for Mason Hill & Co., Inc.

     Mason Hill Holdings is engaged, through its wholly-owned subsidiary, Mason Hill & Co., Inc., in commercial brokerage operations, particularly retail and institutional sales of securities, trading and market making activities, and investment and merchant banking. In addition, Mason Hill & Co. intends to engage in other aspects of the securities business, such as the purchase and sale of United States Government obligations, money market instruments, mortgage related securities, municipal and tax exempt securities, options and foreign exchange commodities.

     In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Mason Hill & Co., Inc. and its subsidiary, contain all adjustments necessary to present the Company's financial position as of December 31, 1999 and the results of its operations for the three and nine month periods ended December 31, 1999 and 1998 and the cash flows for the nine month periods ended December 31, 1999 and 1998.

NOTES 3-FIXED ASSETS

Fixed assets consists of the following:

                                                                        December 31,    March 31,
                                                                           1999           1999
                                                                         ------------------------
                                                                        (unaudited)
Leasehold improvements                                                  $106,839        $106,839
Furniture, fixtures and equipment                                        117,318          85,829
                                                                        ------------------------
                                                                         224,157         192,668
Less: Accumulated depreciation                                           163,412         143,814
                                                                        ------------------------
                                                                        $ 60,745        $ 48,854
                                                                        ------------------------


NOTE 4-NEW ACCOUNTING PRONOUNCEMENTS

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

Background

     Mason Hill Holdings, Inc. (the "Company") is a Delaware corporation originally incorporated under the name International Sportfest, Inc. in the state of Delaware, on September 11, 1988. The Company was a development stage company with no operations through January 1994. In January 1994, the Company acquired 100% of the issued and outstanding common stock of Pride Management Services Plc ("PMS"). PMS was a holding company of six subsidiaries, in the United Kingdom, engaged in the leasing of motor vehicles primarily on contract hire to local authorities and selected corporate customers throughout the United Kingdom. Simultaneously with the acquisition, the Company changed its name from International Sportfest, Inc. to Pride, Inc. From January 1994 through October 1999, the Company engaged in the leasing of motor vehicles primarily on contract hire to local authorities and selected corporate customers throughout the United Kingdom.

     On October 1, 1999, the Company completed the acquisition of all the issued and outstanding capital of Mason Hill & Co., Inc. in exchange for the issuance of 15,886,618 shares of Common Stock. In addition to the foregoing, the Company's then existing subsidiaries were reorganized and spun-off to its shareholders.

     Simultaneously with the acquisition of Mason Hill & Co., Inc., the Company changed its name from Pride, Inc. to Mason Hill Holdings, Inc. For financial reporting purposes the transaction was accounted for as a reverse acquisition. Mason Hill & Co., Inc. was treated as the acquirer and is the ongoing reporting entity. As a result of the foregoing, the Company has effectively discontinued its prior operations, and has now been reconstituted as a parent holding company for Mason Hill & Co., Inc.

     Mason Hill Holdings, Inc. (the "Company"), through its wholly-owned subsidiary, Mason Hill & Co., Inc. ("Mason Hill"), offers a full line of securities brokerage services to its clients. Mason Hill is a broker-dealer registered with the Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers, Inc. ("NASD"). Mason Hill is currently licensed to conduct activities as a broker-dealer in forty-five (45) states. Mason Hill offers a full line of securities brokerage services to its clients, including the purchase and sale of listed and over-the-counter securities, fixed income instruments, annuities and mutual funds. In addition, Mason Hill engages in investment banking activities for small to mid-size companies by structuring their financing and raising capital through private placements, initial public offerings and secondary offerings. Mason Hill also provides financial consulting services to publicly and privately held companies.

Results of Operations

Three months ended December 31, 1999 compared to three months ended December 31, 1998.

     Revenues for the three months ended December 31, 1999 were $3,388,012, a 123% increase over prior year's revenues of $1,516,301. The increase in revenues experienced by the Company resulted primarily from an increase in commissions and trading profits generated by the Company's wholly-owned subsidiary, Mason Hill & Co., Inc. The increase in commissions generated resulted from an increase in the number of brokers employed by Mason Hill & Co., as well as from revenues generated by the Mason Hill & Co.'s new office located in Linwood, New Jersey. Furthermore, Mason Hill & Co. benefited from the general increase in the stock market and the increased level of trading activity by customers.

     Salaries and related costs for the three months ended December 31, 1999 were $2,103,341, a 118% increase over prior year's salaries and related costs of $963,709. The increase in salaries and commissions primarily resulted from an increase in the number of brokers employed by Mason Hill & Co., which resulted in increased commission generating activity, as well as from an increase in the salaries payable to existing personnel.

     Operating expenses for the three months ended December 31, 1999 were $996,622, a 78% increase over prior year's operating expenses of $559,646.

     The Company showed a loss before discontinued operations for the three months ended December 31, 1999 of $108,549 as compared to a loss before discontinued operations of $7,054 for the same period ended December 31, 1998. The increase in the net loss was primarily a result of start-up costs associated with the opening of Mason Hill & Co.'s new office located in Linwood, New Jersey.

     The Company showed a loss from discontinued operations for the three months ended December 31, 1999 that was the result of the discontinued leasing operations of the Company's former subsidiaries.

     Loss per share for the three months ended December 31, 1999 were ($0.35) compared to ($0.06) for the same period last year using the total shares presently outstanding of 8,940,988 in each period.

Nine months ended December 31, 1999 compared to nine months ended December 31, 1998.

     Revenues for the nine months ended December 31, 1999 were $9,397,988, a 237% increase over prior year's revenues of $2,792,037. The increase in revenues experienced by the Company resulted primarily from an increase in commissions and trading profits generated by the Company's wholly-owned subsidiary, Mason Hill & Co., Inc. The increase in commissions generated resulted from an increase in the number of brokers employed by Mason Hill & Co., as well as from revenues generated by the Mason Hill & Co.'s new office located in Linwood, New Jersey. Furthermore, Mason Hill & Co. benefited from the general increase in the stock market and the increased level of trading activity by customers.

     Salaries and related costs for the nine months ended December 31, 1999 were $5,758,638, a 183% increase over prior year's salaries and related costs of $2,034,106. The increase in salaries and commissions primarily resulted from an increase in the number of brokers employed by Mason Hill & Co., which resulted in increased commission generating activity, as well as from an increase in the salaries payable to existing personnel.

     Operating expenses for the nine months ended December 31, 1999 were $2,443,859, a 92% increase over prior year's operating expenses of $1,270,104.

     The Company showed net loss for the nine months ended December 31, 1999 of $3,164,595 as compared to a net loss of $512,173 for the same period ended December 31, 1998. The increase in the net loss was a result of the discontinued leasing operations of the Company's former subsidiaries.

     Loss per share for the nine months ended December 31, 1999 were $0.35 compared to $0.06 for the same period last year using the total shares presently outstanding of 8,940,988.

Liquidity and Capital Resources

     Prior to the completion of the acquisition of Mason Hill & Co., Inc., Pride, Inc. had limited working capital and its prospects were severely limited. Upon completion of the acquisition of Mason Hill & Co., Inc., the Company changed its name to Mason Hill Holdings, Inc. For financial reporting purposes the transaction was accounted for as a reverse acquisition. Mason Hill & Co., Inc. was treated as the acquirer and is the ongoing reporting entity. Accordingly, the Company's working capital and its capital resources consists of the financial situation of Mason Hill & Co., Inc.

     Mason Hill Holdings has subordinated loans outstanding pursuant to which it has borrowed an aggregate of $230,000. Such loans bear interest at the rate of 10% per annum and are due and payable on August 31, 2000.

     Mason Hill Holdings' working capital at December 31, 1999 was $1,383,817.

     Except for the existing subordinated loans totaling $230,000, Mason Hill Holdings has no other current arrangements in place with respect to financing. Mason Hill Holdings is currently seeking to raise additional capital to provide the necessary capital to fund our expanding operations and to pursue our business growth strategy. There can be no assurances that additional financing will be available on acceptable terms, if at all.

Year 2000

     Neither the Company nor any of its third party vendors experienced any year 2000 problems.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

                  (A)      Exhibits:

                  None.

                  (B) Reports of Form 8-K filed during quarter:

                         On October 15, 1999 the Company  filed a report on Form
                    8-K regarding the acquisition of Mason Hill & Co., Inc.

                         On December 15, 1999 the Company filed a report on Form
                    8-K/A regarding the acquisition of Mason Hill & Co., Inc.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       MASON HILL HOLDINGS, INC.

                                                     By: /s/ Christopher Kinsley
                                                                       President

Dated: February 17, 2000