Form 10KSB
period 2000-03-31
MASON HILL HOLDINGS INC
filed 2000-08-15
CIK 840159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended March 31, 2000 Commission File No. 033-24178-A

                            Mason Hill Holdings, Inc.
                            -------------------------
                 (Name of Small Business Issuer in Its Charter)


                    Delaware                                                    65-0109088
         (State or Other Jurisdiction of                                        (I.R.S. Employer
         Incorporation or Organization)                                         Identification Number)

                    110 Wall Street, New York, New York 10005
                  ----------------------------------- ---------
               (Address of principal executive offices) (Zip Code)

                                 (212) 425-3000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Exchange Act: [NONE] Securities registered pursuant to Section 12(g) of the Exchange Act: [ ] Common Stock, $.001 Par Value Per Share

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [] No x

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The Company's revenues for its most recent fiscal year were $12,781,573.

     The aggregate market value of the voting stock held by non-affiliates of the Company was $1,552,136.50 as of August 10, 2000 based on the average bid and asked prices of such stock as of that date.

     There were 15,076,272 shares of Common Stock, $.001 par value outstanding as of August 10, 2000.

                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and included elsewhere in this report.



In this Annual Report, "Mason Hill Holdings," "we," "us," and "our" each refers to Mason Hill Holdings, Inc. and, where appropriate, to our subsidiaries.

                                     PART I


Item 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

     Mason Hill Holdings through our wholly-owned subsidiary, Mason Hill & Co., Inc. ("Mason Hill & Co."), offers a full line of securities brokerage services to our clients. Mason Hill & Co. is a broker-dealer registered with the Securities and Exchange Commission and a member of the National Association of Securities Dealers, Inc. Mason Hill & Co. is currently licensed to conduct activities as a broker-dealer in forty-five (45) states. Mason Hill & Co. offers a full line of securities brokerage services to its clients, including the purchase and sale of listed and over-the-counter securities, fixed income instruments, annuities and mutual funds. In addition, Mason Hill & Co. engages in investment banking activities for small to mid-size companies by structuring their financing and raising capital through private placements, initial public offerings and secondary offerings. Mason Hill & Co. also provides financial consulting services to publicly and privately held companies.

     Mason Hill & Co. intends to expand its business, primarily through internal growth and possibly through acquisitions. Mason Hill & Co. does not have any planned or proposed acquisitions at the present time. Notwithstanding the foregoing, Mason Hill & Co. is considering entering into a joint venture arrangement with Millennium Planning, located in Red Bank, New Jersey. Millenium Planning is engaged in the sale of insurance products and offers financial planning services.

OUR HISTORY

     Mason Hill Holdings is a Delaware corporation originally incorporated under the name International Sportfest, Inc. in the state of Delaware, on September 11, 1988. The Company was a development stage company with no operations through January 1994. In January 1994, the Company acquired 100% of the issued and outstanding common stock of Pride Management Services Plc ("PMS"). PMS was a holding company of six subsidiaries, in the United Kingdom, engaged in the leasing of motor vehicles primarily on contract hire to local authorities and selected corporate customers throughout the United Kingdom. Simultaneously with the acquisition, the Company changed its name from International Sportfest Inc. to Pride, Inc. From January 1994 through October 1999, the Company engaged in the leasing of motor vehicles on contract hire to local authorities and selected corporate customers throughout the United Kingdom.

     On October 1, 1999, Mason Hill Holdings consummated an acquisition of all of the issued and outstanding stock of Mason Hill & Co., in exchange for the issuance of 15,886,618 shares of Common Stock of Mason Hill Holdings. As part of the completed transaction, Mason Hill Holdings changed its name from Pride, Inc. to Mason Hill Holdings, Inc., reduced its authorized capital from 500,000,000 shares of common stock to 20,000,000 shares, and accepted the resignation of its officers and replaced them with the officers of Mason Hill & Co. In addition to the foregoing, Mason Hill Holdings (i) reorganized its AC Investments and Pride Management Services Investments, Inc. subsidiaries as wholly-owned subsidiaries of AC Holdings, Inc., (ii) delivered 350,000 shares of Digital Mafia Entertainment common stock to AC Holdings as a capital contribution, and (iii) it spun-off 743,000 shares of Digital Mafia Entertainment common stock that it owned to its shareholders. AC Holdings is a newly formed minority-owned subsidiary of Mason Hill Holdings that Mason Hill Holdings intends to spin-off to its shareholders. Finally, simultaneous with the closing of the agreement, Mason Hill Holdings' stock underwent a 1 for 2 reverse split.

INDUSTRY

         Securities Industry Regulation

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The principal purpose of the regulation is to regulate broker-dealers, protect customers and the securities markets. The SEC is the federal agency responsible for the administration of the federal securities laws. Mason Hill & Co. is registered with the SEC as a broker/dealer. Most of the regulation of broker/dealers has been delegated by the SEC to self-regulatory organizations ("SROs"), principally the NASD, which is Mason Hill & Co.'s primary regulator. These SROs adopt rules (subject to SEC approval) that govern the industry. They conduct periodic examinations of all the operations of all broker/dealers. Pursuant to a membership agreement, the
NASD sets forth activities a member firm is permitted to engage in. Broker/dealers are also subject to extensive regulation by the states and the District of Columbia. Mason Hill & Co. also is or will be subject to regulation by any foreign jurisdiction or subdivision thereof where it seeks to conduct business.

     Broker/dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker/dealers, use and safekeeping of customers funds and securities, capital structure, record-keeping and the conduct of officers, directors and employees. Mason Hill & Co. is required to comply with many complex and evolving laws and rules, including rules relating to electronic trading.

     Additional legislation, changes in rules promulgated by the SEC, the NASD, other SROs or one or more states, or changes in the enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker/dealers in general. The SEC, the NASD, other SROs and state securities commissions may conduct administrative proceedings, which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker/dealer or any of its officers or employees. Mason Hill & Co.'s ability to comply with all applicable laws and rules is dependent in large part upon the maintenance of a compliance system reasonably designed to ensure such compliance. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker/dealers.

     Mason Hill & Co. is a member of Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker/dealer, protection for customers accounts held by such broker/dealer of up to $500,000 for each customer account, subject to a limitation of $100,000 for claims for cash balances. Additionally, Mason Hill & Co.'s clearing firm, CIBC World Markets ("CIBC"), which carries customer funds and securities for Mason Hill & Co., provides additional supplemental insurance for each customer account in the form of an excess securities bond.

     To the extent that Mason Hill & Co. solicits orders from its customers or make investment recommendations, it is subject to additional rules and regulations governing, among other things, the suitability of recommendations to customers and sales practices.

     Net Capital Requirements

     As a registered broker/dealer and member of the NASD, Mason Hill & Co. is subject to net capital rules, which specify minimum net capital requirements for broker/dealers and are designed to measure the general financial integrity and liquidity of a broker/dealer. Such rules require that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth (assets minus liabilities), plus other allowable credits and qualifying subordinated borrowings less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments (called "haircuts") in the market value of securities to reflect the possibility of a market decline prior to disposition.

     As of March 31, 2000, Mason Hill & Co. was required to maintain minimum "net capital," in accordance with SEC rules, of approximately $100,000. The failure of a broker/dealer to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its NASD membership, its registration with the SEC, or require its liquidation. Further, the decline in a broker/dealer's net capital below certain "early warning levels," even though above minimum net capital requirements, could cause material adverse consequences to the broker/dealer.

     Mason Hill Holdings believes that at all times Mason Hill & Co. has been in compliance in all material respects with the applicable minimum net capital rules of the SEC and the NASD. As of March 31, 2000, Mason Hill & Co. had net capital of approximately $1,034,000 or approximately $925,000 in excess of the minimum amount required.

OUR BUSINESS

     Retail and Institutional Sale of Securities

     Mason Hill & Co. derives a significant portion of its revenues from commissions on brokerage transactions resulting from the retail and institutional sale of equity securities. Mason Hill & Co.'s customers include both United States and foreign individuals and high net worth individuals.

     Mason Hill & Co. earns retail commissions from brokerage transactions in Nasdaq, as well as securities listed on the NYSE and AMEX. Depending on the circumstances, Mason Hill & Co. acts as either principal or agent in the execution of trades in these markets. In executing customer orders for over-the-counter securities in which it does not make a market, Mason Hill & Co. will charge a commission and act as agent for the customer in the purchase or sale of the security. Mason Hill & Co. employs registered representatives who principally engage in the retail sale of securities.

     Trading and Market-Making Activities

     Mason Hill & Co. is subject to the "Net Capital Rule," which rule governs the amount of securities that Mason Hill & Co. may buy, sell or inventory. Mason Hill & Co. purchases some securities for inventory, in order to "make a market" in such securities. As a market-maker, Mason Hill & Co. is required to publish bona fide bid and offer quotations in a quotation system (generally Nasdaq) or furnish bona fide quotations to other broker-dealers upon request. Mason Hill & Co., as a market maker, must be ready to buy and sell reasonable quantities of a security at its quoted prices. Consequently, Mason Hill & Co. has its capital at risk when it conducts such market-making activities. The number of securities in which Mason Hill & Co. is permitted to make a market is limited by Mason Hill & Co.'s restriction agreement with the NASD and the net capital rule under the NASD's regulations (the "Net Capital Rule"). The restriction letter from the National Association of Securities Dealers, Inc. ("NASD"), under the terms of which Mason Hill & Co. is operating, currently permits Mason Hill & Co. to engage in "making a market" in corporate securities of up to twenty (20) issuers. Mason Hill & Co. is currently seeking an amendment to its restriction letter to allow it to engage in "making a market" in corporate securities of up to thirty (30) issuers.

     In executing customer orders for Nasdaq securities in which it does not make a market, Mason Hill & Co. charges a commission and acts as a broker in executing the order with another firm which is a market-maker. Brokerage commissions are also charged on NYSE and AMEX transactions in accordance with Mason Hill & Co.'s commission schedule. Mason Hill & Co. executes customer orders for securities listed on the NYSE, AMEX or on Nasdaq through its clearing firm, CIBC.

     Mason Hill & Co. also engages in securities trading for its own account. Trading profits or losses depend on the skills of Mason Hill & Co.'s employees in market-making activities, the amount of capital allocated to securities positions, the volatility of the securities markets and the general trend of prices in the securities markets. Trading as a principal requires the commitment of capital and creates an opportunity for profit as well as the risk of loss due to market fluctuations. Mason Hill & Co. takes both long and short positions in securities in which it makes a market. If Mason Hill & Co. is in a short position with respect to any security, it may be subject to a significant liability if it is unable to cover the short position. The size of securities positions on any one day may not be representative of Mason Hill & Co.'s exposure on any other day, as securities positions vary substantially on the basis of economic and market conditions, allocations of capital, including the amount of capital that may be committed to underwritings, and trading volume. In addition, the aggregate value of inventories that Mason Hill & Co. may carry is limited by certain reserve requirements imposed by the Net Capital Rule.

     Investment and Merchant Banking

     Mason Hill & Co.'s activities in this area includes the raising of capital for corporations, founding and developing new corporations, acting as an underwriter in public offerings of equity and debt securities for small to mid-size firms and as placement agent in the private placement of securities. Mason Hill & Co. has acted in such public underwritings as both the syndicate manager or syndicate member and intends to continue such activities in the future.  Mason Hill & Co.  has in the past and may  continue  to arrange  for or provide investment candidates with bridge or temporary financing until consummation of a public offering.

     Mason Hill & Co., while engaged in investment banking activities, intends to provide a full complement of services to its corporate clients. This not only involves the private and public financing of a corporation, but also participation in the corporation's development as an active investment banker and consultant. Mason Hill & Co. may additionally attempt to raise capital for its corporate clients in connection with mergers, acquisitions, leveraged buy-outs, divestitures, asset-based financing and corporate reorganizations and recapitalization. In addition Mason Hill & Co. intends to assist in the development of new corporations and secure the capital for such new business. Mason Hill & Co. expects that its investment banking activities will, in part, concentrate on corporations that are engaged in the environmental, technological, automotive, healthcare, communications and biotechnical fields, although it will consider businesses in other, unrelated industries.

     In addition to the foregoing, the NASD has adopted a position of deeming owners of even a limited, "de minimis" percentage, of a brokerage firm to be "Associated Persons" of such broker/dealer. In essence, such a position has had the effect of preventing such persons from participating in private offerings and bridge transactions of issuers being underwritten by the broker/dealer and may further restrict such persons ability to participate in initial public offerings of securities which open at a premium because of "free-riding and withholding" rules promulgated by the NASD. Investors herein should be aware that they will in all likelihood be deemed "Associated Persons" of Mason Hill & Co. and may therefore be precluded from participating in bridge loan, private placement and initial public offerings in which Mason Hill & Co. is or may become involved.

     Many of the investment and merchant banking activities in which Mason Hill & Co. may engage will require substantially greater capital than Mason Hill & Co. has available. There can be no assurance that Mason Hill & Co. will ever be able to enter into any significant investment and merchant banking activities, or that it will be successful in such areas. Moreover, the types of investment and merchant banking transactions in which Mason Hill & Co. may engage is restricted under the terms of Mason Hill & Co. Restriction Agreement.

     Secondary Broker Dealer Operations

     Mason Hill Holdings intends to purchase additional broker dealer offices to attain greater exposure and availability to potential investors. Although it is unrealistic and cost-ineffective to attempt to blanket the backyards of every investor, Mason Hill Holdings feels that a combination of its website, and additional broker dealers will provide further opportunity for growth. While Mason Hill Holdings has not entered into any agreements to purchase any broker dealer firm, Mason Hill Holdings intends to pursue such acquisitions in various locations in the near future.

     Internet Trading Site

     Mason Hill Holdings is currently analyzing opportunities to commence operation of an Internet trading web site. The web site would be used to promote Mason Hill Holdings' business lines as well as maintaining and building Mason Hill Holdings' client base. The web site would provide real-time online financial brokerage services and comprehensive securities and market related information.

     Clearing Accounts and Operations

     Mason Hill & Co. does not generally hold any funds or securities of its customers. Mason Hill & Co. utilizes, on a fully disclosed basis, the services of CIBC as its clearing broker. CIBC, on a fee basis, will process all securities transactions for Mason Hill & Co., and the accounts of its customers. Services of CIBC, as clearing broker, includes billing and credit control, and receipt, custody and delivery of securities, for which each brokerage firm pays a portion of the commissions it receives from customer transactions. The clearing agreement requires that Mason Hill & Co. indemnify and hold harmless the clearing broker from certain liabilities or claims. The services of, as clearing broker, in effect provides a "back office" for Mason Hill & Co.'s brokerage activities, freeing Mason Hill & Co. from the need and expense of creating its own back office capability, and affording its customers the security of having their securities and cash held by a major Wall Street firm.

     As required by the NASD and certain other authorities, Mason Hill & Co. carries a fidelity bond covering loss or theft of securities, as well as embezzlement and forgery. The amount of the bond provides total coverage of $25,000 (with a deductible provision per incident of $5,000). In addition, the accounts of its customers are insured by SIPC, under certain circumstances, for up to $100,000 in cash and $500,000 in securities, for each customer. Furthermore, the clearing broker has excess SIPC coverage pursuant to which accounts of customers are insured, by SIPC, under certain circumstances, for up to $2,500,000 of which $100,000 can be in cash. SIPC is funded through assessments on registered broker-dealers. SIPC assessments are currently approximately $600 annually. Additional private insurance coverage has been and may, in the future, be obtained by Mason Hill & Co. for customer accounts that exceed $2,500,000.

COMPETITION

     Traditional Operations

     Mason Hill & Co. competes directly with numerous other broker-dealers, many of which are large, well-known firms with substantially greater financial resources than Mason Hill & Co. Many of Mason Hill & Co.'s competitors employ extensive advertising and actively solicit potential clients. In addition, competitors furnish investment research publications to clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients. Mason Hill & Co. also competes with a number of smaller brokerage firms as well as discount brokerage firms that may offer lower commission rates to their customers than does Mason Hill & Co. In recent years, institutions such as large commercial banks, insurance companies and financial services companies, have become a competitive factor by offering to their customers some of the services presently provided by brokerage firms. There is no assurance that Mason Hill & Co. will be able to grow or even continue offering its current services in the future.

     Internet Trading Industry

     The securities industry has recently experienced a series of technological advances that have created significant market opportunities online. The ease and ubiquity of the Internet has driven business traditionally conducted in person toward electronic commerce. In the past, individual investors could access the financial markets only through a full-commission broker, who would offer investment advice and place trades. With the emergence of electronic brokerage services, investors now have increased access to trading tools and information, as well as reduced trading costs. Mason Hill Holdings believes that consumers will continue to move toward the Internet for ways to invest more conveniently and cost-effectively with less financial service professional interaction. If correct, this anticipated trend will provide significant opportunity for expansion in the online trading market segment.

PERSONNEL

     Mason Hill & Co. employs approximately forty-one (41) full time registered representatives, fifteen (15) clerical and operational employees and two (2) officers. Mason Hill & Co.'s employees include nine (9) general securities principals, one (1) municipal bond principal, two (2) registered options principal and one (1) financial operations principal, which are required to maintain its business.


Item 2.  DESCRIPTION OF PROPERTY.

     Mason Hill Holdings' executive offices are located at 110 Wall Street, New York, New York, which consists of approximately 18,650 square feet of leased office space. The lease is for a five year term expiring February 26, 2006. Rent expense under the lease is $58,141.37 per month. Mason Hill Holdings believes its current facilities are satisfactory for the immediate future.

Item 3.  LEGAL PROCEEDINGS.

     Many aspects of Mason Hill & Co.'s business involves substantial risks of liability. Underwriters are subject to substantial potential liability for material misstatements and omissions in prospectuses and other communications with respect to public and private underwritten offerings. There has been an increased incidence of litigation in the securities industry in recent years, including class action suits that generally seek substantial damages. Any litigation, from the groundless to the meritorious, could consume significant resources of Mason Hill & Co. and could affect its ability to carry on normal business operations. Mason Hill & Co. does not have any insurance with outside carriers that would cover such risks of liability.

     The   securities  of  some  of  the  Offerings  in  which  Mason  Hill  has participated as underwriter or syndicate member have declined substantially in value. As a result of the significant decrease in the value of said securities, it is possible that the potential for litigation exists, most likely in the form of arbitration claims set forth against Mason Hill.

     The Company's subsidiary, Mason Hill & Co. has been named in an arbitration commenced by one of its customers before the National Association of Securities Dealers Inc. which, if decided against Mason Hill & Co., would have a material adverse affect on the financial condition of Mason Hill & Co. and could cause it to reduce or terminate operations. The claimants in the action allege that they established an account with respondent Mason Hill & Co., and that as a result of the acts and omissions of the respondents, the value of their accounts declined from approximately $1,231,000 to approximately $348,000. Claimants are seeking recovery of $1,500,000 for compensatory damages, $500,000 for exemplary/punitive damages, and $80,000 for capital gains income charges wrongfully incurred, together with additional awards for the costs and fees of the services and testimony of an expert, attorney's fees, hearing costs and filing fees, under various theories of liability including federal securities laws. Mason Hill & Co. has interposed an answer denying the essential allegations of the statement of claim and affirmatively alleging, among other things, that claimant's damages, if any, are the result of claimant's own acts and/or omissions. To date, no discovery has been conducted with respect to the action. Mason Hill & Co. intends to vigorously defend this claim.

     The Company has recently been notified by DME Interactive Holdings, Inc. ("DME") that DME may seek to hold the Company responsible, as an indemnitor of DME, for a liability that Pride, Inc. allegedly failed to disclose to DME at the time that Pride Automotive Group ("PAG") was sold to DME. The liability is based upon a contractual obligation of PAG, which obligation was guaranteed by Pride, Inc. As such, DME has stated that they intend to seek to be indemnified by the Company if an action to recover the liability is commenced against it. The Company is currently investigating the claim and the potential liability, if any, to the Company. To date, no action has been commenced against the Company. The Company is unable to determine what impact, if any, the ultimate resolution of this matter will have on its financial position or results of operation.

     In addition, Mason Hill has been notified that the trading of one of the public offerings in which it participated is being reviewed by the NASD and certain state securities agencies.

     From time to time the Company has been threatened with, or named as a defendant in, lawsuits and administrative claims. Compliance, trading and administrative problems that are reported to the NASD, SEC or state regulators by dissatisfied customers are investigated by such regulators and, if pursued by such customers, may rise to the level of arbitration or disciplinary action. Except as set forth above, the Company's management does not believe any current investigations or claims are material. There can be no assurance that one or more future lawsuits, claims or disciplinary actions, if decided adversely to the Company, would not have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to periodic audits and inspections.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         Not Applicable.


                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is listed on the OTC Bulletin Board under the symbol "MHLL." The high and low bid price (price which a market maker is willing to pay) and ask price (price at which a market maker will sell) quotations for the Company's common stock, $.002 par value per share, as reported to the Company's management by the OTC Bulletin Board is listed in the following chart. These quotations are between dealers, do not include retail mark-ups, markdowns or other fees and commissions, and may not represent actual transactions.

                  Quarter Ended                               HIGH               LOW
                  -------------                               ----               ---
                  September 30, 1997                            .52                .12
                  December 31, 1997                             .52                .16
                  March 31, 1998                                .52                .16
                  June 30, 1998                                 .64                .16
                  September 30, 1998                            .64                .16
                  December 31, 1998                             .64                .04
                  March 31, 1999                                .26                .08
                  June 30, 1999                                 .26                .08
                  September 30, 1999                            .30                .08
                  December 31, 1999                            1.00                .35
                  March 31, 2000                                .50                .35
                  June 30, 2000                                 .55                .26

     In October 1999, the Company underwent a 1 for 2 reverse split. All of the information provided above has been adjusted to reflect the reverse split.

     At August 10, 1999, there were 83 shareholders of record of the Company's Common Stock. The Company has not paid dividends on its shares of Common Stock outstanding to date. There are no restrictions that limit the ability of the Company to pay dividends or are likely to do so in the future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  statements  contained in this  prospectus  that are not historical are forward looking statements, including statements regarding our expectations, intentions, beliefs or strategies regarding the future. Forward looking statements include statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward looking statements included in this prospectus are based on information available to us on the date hereof and we assume no obligation to update any such forward looking statements. It is important to note that our actual results could differ materially from those in such forward looking statements.

General

     Mason Hill Holdings is a Delaware corporation originally incorporated under the name International Sportfest, Inc. in the state of Delaware, on September 11, 1988. The Company was a development stage company with no operations through January 1994. In January 1994, the Company acquired 100% of the issued and outstanding common stock of Pride Management Services Plc ("PMS"). PMS was a holding company of six subsidiaries, in the United Kingdom, engaged in the leasing of motor vehicles primarily on contract hire to local authorities and selected corporate customers throughout the United Kingdom. Simultaneously with the acquisition, the Company changed its name from International Sportfest Inc. to Pride, Inc. From January 1994 through October 1999, the Company engaged in the leasing of motor vehicles on contract hire to local authorities and selected corporate customers throughout the United Kingdom.

     On October 1, 1999, Mason Hill Holdings consummated an acquisition of all of the issued and outstanding stock of Mason Hill & Co., in exchange for the issuance of 15,886,618 shares of Common Stock of Mason Hill Holdings. As part of the completed transaction, Mason Hill Holdings changed its name from Pride, Inc. to Mason Hill Holdings, Inc., reduced its authorized capital from 500,000,000 shares of common stock to 20,000,000 shares, and accepted the resignation of its officers and replaced them with the officers of Mason Hill & Co. In addition to the foregoing, Mason Hill Holdings (i) reorganized its AC Investments and Pride Management Services Investments, Inc. subsidiaries as wholly-owned subsidiaries of AC Holdings, Inc., (ii) delivered 350,000 shares of Digital Mafia Entertainment common stock to AC Holdings as a capital contribution, and (iii) it spun-off 743,000 shares of Digital Mafia Entertainment common stock that it owned to its shareholders. AC Holdings is a newly formed minority-owned subsidiary of Mason Hill Holdings that Mason Hill Holdings intends to spin-off to its shareholders. Finally, simultaneous with the closing of the agreement, Mason Hill Holdings' stock underwent a 1 for 2 reverse split.

     For financial reporting purposes the transaction was accounted for as a reverse acquisition. Mason Hill & Co., Inc. was treated as the acquirer and is the ongoing reporting entity. As a result of the foregoing, the Company has effectively discontinued its prior operations, and has now been reconstituted as a parent holding company for Mason Hill & Co., Inc.

     Mason Hill Holdings, through its wholly-owned subsidiary, Mason Hill & Co, offers a full line of securities brokerage services to its clients. Mason Hill & Co. is a broker-dealer registered with the Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers, Inc. ("NASD"). Mason Hill & Co. is currently licensed to conduct activities as a broker-dealer in forty-five (45) states. Mason Hill & Co. offers a full line of securities brokerage services to its clients, including the purchase and sale of listed and over-the-counter securities, fixed income instruments, annuities and mutual funds. In addition, Mason Hill & Co. engages in investment banking activities for small to mid-size companies by structuring their financing and raising capital through private placements, initial public offerings and secondary offerings. Mason Hill & Co. also provides financial consulting services to publicly and privately held companies.

Results Of Operations

Fiscal Year Ended March 31, 2000 Compared To Fiscal Year Ended March 31, 1999

     Total revenues for the fiscal year ended March 31, 2000 increased $7,628,011 0r 148% to $12,781,573 from $5,153,562 for the fiscal year ended
March 31, 1999. The increase in revenues experienced by the Company resulted primarily from an increase in commissions and trading profits generated by the Company's wholly-owned subsidiary, Mason Hill & Co., Inc. The increase in commissions generated resulted from an increase in the average number of brokers employed by Mason Hill & Co., as well as from revenues generated by the Mason Hill & Co.'s new office located in Linwood, New Jersey. Furthermore, Mason Hill & Co. benefited from the general increase in the stock market and the increased level of trading activity by customers.

     Salaries and related costs for the year ended March 31, 2000 were $9,822,992, a $6,316,472 or 180% increase over prior year's salaries and related costs of $3,506,520. The increase in salaries and commissions primarily resulted from an increase in the number of brokers employed by Mason Hill & Co., which resulted in increased commission generating activity, as well as from an increase in the salaries payable to existing personnel.

     Commissions and clearing expenses for the year ended March 31, 2000 were $745,378, a $399,250 or 115% increase over prior year's operating expenses of $346,128. The increase related to the increased commission revenue generated and the increased trading volume experienced by Mason Hill & Co.

     Communications and data processing expenses for the year ended March 31, 2000 were $532,588, a $211,860 or 66% increase over prior year's operating expenses of $320,728.

     Operating expenses for the year ended March 31, 2000 were $1,747,290, a $938,980 or 116% increase over prior year's operating expenses of $808,310.

     The Company had a net loss for the year ended March 31, 2000 of $579,794 as compared to a net loss of $304,116 for the same period ended March 31, 1999. The increase in the net loss primarily resulted from proprietary trading losses incurred by Mason Hill & Co., which losses were produced by the recent decline in the overall securities markets.

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

     In December 1999, Mason Hill Holdings completed a private placement of 1,499,500 shares of its common stock from which it received net proceeds of $578,300.

     In March 2000, Mason Hill sold 1,516,500 shares of common stock to an entity controlled by Christopher Kinsley for an aggregate purchase price of $409,500.

     In August 2000, Mason Hill sold 112,500 Units, each Unit composed of one share of common stock and two warrants to purchase common stock of the Company, at a purchase price of $0.40 per Unit, from which it received net proceeds of approximately $512,700.

     Mason Hill Holdings has subordinated loans outstanding pursuant to which it has borrowed an aggregate of $230,000. Such loans bear interest at the rate of 10% per annum and are due and payable on August 31, 2002.

     Except for the existing subordinated loans totaling $230,000, Mason Hill Holdings has no other current arrangements in place with respect to financing. Mason Hill Holdings is currently seeking to raise additional capital through to provide the necessary capital to fund our expanding operations and to pursue our business growth strategy. There can be no assurances that additional financing will be available on acceptable terms, if at all.

Year 2000

     Neither the Company nor any of its third party vendors experienced any year 2000 problems.


Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is set forth at the end of this report.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective as of April 30, 2000, Mason Hill Holdings, Inc. ("Mason Hill" or the "Company") dismissed its former independent auditor, Civvals, Chartered Accountants ("Civvals"), based on their agreement that such action is in the best interests of both firms. Effective as of that date, the Company has engaged Demetrius & Company, L.L.C. ("Demetrius & Company") as its new independent auditor. The decision to end the Company's relationship with Civvals and to engage Demetrius & Company was unanimously approved by the Company's Board of Directors.

     Over the course of Civvals' engagement, the Company and Civvals had no disagreements on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Civvals, would have caused it to make reference to the subject matter of the disagreement in connection with any report or opinion it might have issued. Furthermore, neither of Civvals' reports on the Company's financial statements for the past two years contained an adverse opinion, disclaimer of opinion, or modification or qualification of opinion.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of Mason Hill Holdings are as follows:

         Name                               Age                        Position

         Christopher J. Kinsley             44                President, Treasurer and
                                                              Director

         Coleen Garay                       42                Secretary and Director

         Peter Andrew Stearne               40                Director

     Set forth below is a brief background of the executive officers and directors of Mason Hill Holdings, based on information supplied by them.

     Christopher J. Kinsley. Mr. Kinsley is the President, Treasurer and a Director of Mason Hill Holdings and Mason Hill & Co., Inc. From 1982 to March 1995, Mr. Kinsley was employed with Smith Barney (formerly Shearson Lehman Bros.). Mr. Kinsley began his employment with Merrill Lynch. From 1984 to 1992, Mr. Kinsley managed two different Shearson branch offices with between 50 and 90 brokers in each of such offices. Mr. Kinsley currently holds Series 7, 8, 15, 24, 42, 63 and 65 licenses with the NASD. Mr. Kinsley holds a Bachelors of Arts degree from Adelphi University.

     Coleen Garay. Ms. Garay is the Secretary and a Director of Mason Hill Holdings and Mason Hill & Co., Inc., and has been the Director of Compliance of Mason Hill & Co., Inc. since September 1995. From September 1990 until September 1995, Ms. Garay was the Administrator of Compliance for Josephthal & Co., Inc.

     Peter Andrew Stearne. Mr. Stearne is a Director of Mason Hill Holdings. Mr. Stearne is a Patent and Trademark Attorney who resides in and practices in Sydney Australia. Mr. Stearne holds a B.S. with Honors from the University of Melbourne, majoring in biochemistry and chemistry. Mr. Stearne holds a Doctor of Philosophy degree from the Walter & Eliza Hall Institute of Medical Research.

     The directors of Mason Hill Holdings are elected annually by the stockholders and hold office until the next annual meeting of stockholders, or until their successors are elected and qualified. The executive officers are elected annually by the board of directors, serve at the discretion of the board of directors and hold office until their successors are elected and qualified. Vacancies on the board of directors may be filled by the remaining directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to Mason Hill Holdings during fiscal year 1999, Mason Hill Holdings is not aware of any director, officer or beneficial owner of more than ten percent of Mason Hill Holdings' Common Stock that, during fiscal year 1999, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10.          EXECUTIVE COMPENSATION.

The following table sets out annual compensation, long-term compensation and all other compensation awarded to Mason Hill Holdings' Chief Executive Officer during its fiscal year ended March 31, 2000.

Director and Executive Compensation:

---------------------------- -------------------- ----------------------------------- ---------------- -------------
                                                         Annual Compensation          Long Term
                                                                                      Compensation
---------------------------- -------------------- ---------- --------- -------------- ---------------- -------------
Name and Principal Position      Year Ended        Salary    Bonus     Other Annual   Securities       All Other
                                                                       Compen-sation  under Options    Compen-sation
                                                                                      Granted
---------------------------- -------------------- ---------- --------- -------------- ---------------- -------------
Christopher Kinsley,           March 31, 2000       ----       ---         $ 819,200        ---            ---
President and Chief                                                              (1)
Executive Officer

---------------------------- -------------------- ---------- --------- -------------- ---------------- -------------

     (1) Representing commissions paid to Mr. Kinsley by Mason Hill & Co., Mason Hill Holdings wholly owned subsidiary.

Employment Agreements

     Mason Hill Holdings intends to enter into an employment agreement with Mr. Kinsley, which agreement shall generally provide for a salary in the amount of $50,000, and a bonus based upon a percentage of Mason Hill & Co.'s net profits (not to exceed an aggregate of 5%).


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of August 10, 2000, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to Mason Hill Holdings to own 5% or more of the outstanding shares of Common Stock, (ii) each director of Mason Hill Holdings, (iii) the executive officers of Mason Hill Holdings, and (iv) all directors and officers of Mason Hill Holdings as a group:

Outstanding Common Stock Beneficially Owned

--------------------------------------------------------------------------------------------------------------------
Name and Address of Beneficial    Number of Units of Common                Percentage of Voting Stock
             Owner                          Stock
-------------------------------- ---------------------------- ------------------------------------------------------
Christopher Kinsley                     5,077,321 (1)                                 33.7%

Coleen Garay                               200,000                                    1.3%

Peter Andrew Stearne                       50,000                                       *

Walter Durchhalter                      3,540,405(2)                                  23.5%
723 Shad Creek Road
Broad Channel, NY  11694

Officers  and  Directors  as  a         5,327,321(1)                                  35.3%
Group (2 Persons)
----------------------------

*    Less than One Percent

** Except as noted above, the address for the above identified officers and directors of Mason Hill Holdings is c/o Mason Hill Holdings, Inc., 110 Wall Street, New York, New York, 10005.

     (1) Includes 1,516,666 shares owned by Mako Holdings, Inc., a company controlled by Mr. Kinsley.

     (2) Does not include (i) 20,250 shares owned by Marion Durchhalter, the mother of Walter Durchhalter, or (ii) 1,516,666 shares owned by Mako Holdings, Inc., a company in which Marion Durchhalter is a shareholder, as to which Walter Durchhalter disclaims beneficial ownership.


Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In September 1999, Christopher Kinsley, the President of the Company, made a subordinated loan to the Conmpany in the amount of $130,000. Such loan bears interest at the rate of 15% per annum and are due and payable on August 31, 2002.

     In September 1999, Walter Durchhalter, a former officer and director of the Company, made a subordinated loan to the Conmpany in the amount of $100,000. Such loan bears interest at the rate of 15% per annum and are due and payable on August 31, 2002.

     In March 2000, Mason Hill sold 555,555 shares of common stock to Christopher Kinsley for an aggregate purchase price of $150,000. In addition, in March 2000, Mason Hill sold 961,111 shares of common stock to an entity controlled by Christopher Kinsley for an aggregate purchase price of $259,500.

     In April 2000, Mason Hill Holdings issued an aggregate of 200,000 shares of common stock to Coleen Garay in consideration of services rendered.

Item 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

     (a) Exhibits are listed on the Index to Exhibits on page 18 of this report. The Exhibits required by Item 601 of Regulation S-B are listed on such Index in response to this Item and are incorporated herein by reference.

     Financial Statements required by Regulation S-X are listed in response to this Item and are set forth at the end of this report and are incorporated herein by reference.

     (b) Reports on Form 8-K:

     On May 9, 2000, the Company filed a Form 8-K in connection with the dismissal of its former independent auditor, Civvals, Chartered Accountants, and the engagement of Demetrius & Company, L.L.C. as its new independent auditor.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MASON HILL HOLDINGS, INC.

                                By:   /s/    CHRISTOPHER J. KINSLEY
                                             Christopher J. Kinsley,
                                             President & Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  August 15, 2000                        /s/ CHRISTOPHER J. KINSLEY
                                              ---------------------------------------------------------------------
                                              Christopher J. Kinsley, President, Chief Executive Officer,
                                              Treasurer & Director

Date:  August 15, 2000                        /s/ COLEEN GARAY
                                              ---------------------------------------------------------------------
                                              Coleen Garay, Secretary & Director

Date:  August 15, 2000                        /s/ PETER ANDREW STEARNE
                                              ---------------------------------------------------------------------
                                              Peter Andrew Stearne, Director




                    MASON HILL HOLDINGS, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                           AND ADDITIONAL INFORMATION

                                 MARCH 31, 2000

                    MASON HILL HOLDINGS, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                           AND ADDITIONAL INFORMATION

MARCH 31, 2000


Independent Auditors' Report                                                                                F-1


Statement of Financial Condition as of March 31, 2000                                                       F-2


Statement of Operations for the Years Ended March 31, 2000 and 1999                                         F-3


Statement of Changes in Shareholder's Equity for the Years Ended
  March 31, 2000 and 1999                                                                                   F-4


Statement of Cash Flows for the Years Ended March 31, 2000 and 1999                                         F-5


Notes to Financial Statements                                                                            F6 - F14


INDEPENDENT AUDITORS' REPORT


Board of Directors
  Mason Hill Holdings, Inc. and Subsidiary.

We have audited the accompanying statement of financial condition of Mason Hill Holdings, Inc. and Subsidiary as of March 31, 2000, and the related statement of operations, changes in shareholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended March 31, 1999 were audited by other auditors whose reports dated May 20, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mason Hill Holdings, Inc. and Subsidiary at March 31, 2000, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.




DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
July 13, 2000

                    MASON HILL HOLDINGS, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                 MARCH 31, 2000

                                     ASSETS




Cash                                                                                                             $ 713,244
Deposits with clearing organization                                                                                156,838
Receivable from clearing broker                                                                                  1,222,562
Securities owned:
     Marketable, at market value                                                                                   628,199
     Not readily marketable, at estimated fair value                                                               211,136
Furniture, equipment, and leasehold improvements
     net of accumulated depreciation of $174,310                                                                    84,952
Security deposits                                                                                                   86,016
Other assets                                                                                                       126,439
                                                                                                       --------------------

                                                                                                               $ 3,229,386
                                                                                                       ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
     Securities sold, not yet purchased, at market value                                                       $    10,875
     Income taxes payable                                                                                              880
     Loans payable, related parties                                                                                281,500
     Commissions payable                                                                                         1,081,269
     Accounts payable and accrued expenses                                                                         273,267
                                                                                                       --------------------
                                                                                                                 1,647,791

Liabilities subordinated to the claims of general creditors                                                        230,000
                                                                                                       --------------------

                                                                                                                 1,877,791

Shareholders' equity
     Common stock, $.002 par value, 20,000,000 shares authorized,
        12,726,269 shares issued and outstanding                                                                    25,452
     Additional paid-in capital                                                                                 14,402,243
     Accumulated other comprehensive loss                                                                          (76,645)
     Retained earnings (deficit)                                                                               (12,999,455)
                                                                                                       --------------------

            Total Shareholders' Equity                                                                           1,351,595
                                                                                                       --------------------

                                                                                                               $ 3,229,386
                                                                                                       ====================

                    MASON HILL HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       YEARS ENDED MARCH 31, 2000 AND 1999



                                                                                         2000                 1999
                                                                                   ------------------  --------------------

Revenues:
     Commissions                                                                         $ 9,556,510           $ 3,464,198
     Trading                                                                               3,032,909             1,604,045
     Other                                                                                   192,154                85,319
                                                                                   ------------------  --------------------

        Total Revenues                                                                    12,781,573             5,153,562

Expenses:
     Salaries and related costs                                                            9,822,992             3,506,520
     Commissions and clearing charges                                                        745,378               346,128
     Communications and data processing                                                      532,588               320,728
     Occupancy                                                                               483,983               450,606
     Interest                                                                                 28,256                25,386
     Operating expenses                                                                    1,747,290               808,310
                                                                                   ------------------  --------------------

        Total Expenses                                                                    13,360,487             5,457,678
                                                                                   ------------------  --------------------

Loss before income taxes                                                                    (578,914)             (304,116)

Provision for income taxes                                                                       880
                                                                                   ------------------  --------------------

        Net Loss                                                                          $ (579,794)           $ (304,116)
                                                                                   ==================  ====================

Basic and diluted loss per common share                                                      $ (0.06)              $ (0.03)
                                                                                   ==================  ====================

Weighted average common shares outstanding                                                 9,499,433             8,940,988
                                                                                   ==================  ====================

                    MASON HILL HOLDINGS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY


                                                                                                           Accumulated
                                                    Common Stock           Additional          Other        Retained
                                               No. of                       Paid-in       Comprehensive     Earnings
                                               Shares        Amount         Capital            Loss         (Deficit)       Total

Balance April 1, 1998 .................      8,940,988    $     17,882    $ 12,756,813    $    (76,645)   $(12,194,961)  $  503,089

Prior period adjustment ...............                                                                         79,416       79,416
                                          ------------    ------------    ------------    ------------    ------------   ----------

Balance as restated at April 1, 1998 ..      8,940,988          17,882      12,756,813         (76,645)    (12,115,545)     582,505

Additional paid-in capital contributed                                         562,500                                      562,500

Net loss ..............................       (304,116)       (304,116)
                                          ------------    ------------    ------------    ------------    ------------   ----------

Balance March 31, 1999 ................      8,940,988          17,882      13,319,313         (76,645)    (12,419,661)     840,889

Stock based compensation for services .        769,115           1,538         101,162                                      102,700

Private placement .....................      1,499,500           2,999         575,301                                      578,300

Shares purchased by officer/shareholder      1,516,666           3,033         406,467                                      409,500

Net loss ..............................                                                                       (579,794)    (579,794)
                                          ------------    ------------    ------------    ------------    ------------   ----------

                                            12,726,269    $     25,452    $ 14,402,243    $    (76,645)   $(12,999,455)  $1,351,595
                                          ============    ============    ============    ============    ============   ==========

                    MASON HILL HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       YEARS ENDED MARCH 31, 2000 AND 1999



                                                                                            2000                1999
                                                                                      ------------------   ----------------

Cash flows from operating activities:
     Cash received from customers                                                          $ 12,136,338         $4,792,173
     Cash paid to suppliers and employees                                                   (13,212,949)        (4,759,747)
     Interest paid                                                                              (28,256)           (25,386)
                                                                                      ------------------   ----------------

            Net Cash Used in Operating Activities                                            (1,104,867)             7,040

Cash flows from investing activities:
     Proceeds from sale of investments                                                          117,164
     Purchase of long-term investments                                                         (103,300)
     Purchase of equipment                                                                      (66,594)            (5,357)
                                                                                      ------------------   ----------------

            Net Cash Used in Investing Activities                                               (52,730)            (5,357)
                                                                                      ------------------   ----------------

Cash flows from financing activities:
     Decrease in subordinated debt                                                                                (100,000)
     Short-term borrowing from related parties                                                  281,500
     Proceeds of private placement of shares of common stock                                    578,300
     Sale to officer/shareholder of common stock                                                409,500
     Capital contributed                                                                        117,164            562,500
                                                                                      ------------------   ----------------

            Net Cash Provided by Financing Activities                                         1,386,464            462,500
                                                                                      ------------------   ----------------

Net increase in cash                                                                            228,867            464,183

Cash at beginning                                                                               484,377             20,194
                                                                                      ------------------   ----------------

            Cash at End                                                                       $ 713,244          $ 484,377
                                                                                      ==================   ================

1.     ORGANIZATION AND NATURE OF BUSINESS

       Mason Hill Holdings, Inc. (the "Company") is a Delaware corporation originally incorporated under the name International Sportfest, Inc. in the state of Delaware, on September 11, 1988. The Company was a development stage company with no operations through January 1994. In January 1994, the Company acquired 100% of the issued and outstanding common stock of Pride Management Services Plc ("PMS"). PMS was a holding company of six subsidiaries, in the United Kingdom, engaged in the leasing of motor vehicles primarily on contract hire to local authorities and selected corporate customers throughout the United Kingdom.
       Simultaneously with the acquisition, the Company changed its name from International Sportfest Inc. to Pride, Inc. From January 1994 through October 1999, the Company engaged in the leasing of motor vehicles on contract hire to local authorities and selected corporate customers throughout the United Kingdom.

       On October 1 1999, the Company completed the acquisition of all the issued and outstanding capital of Mason Hill & Co., Inc. ("Mason Hill") in exchange for the issuance of 15,886,618 shares of Common Stock. In addition to the foregoing, the Company's then existing subsidiaries were reorganized and spun-off to its shareholders.

       Simultaneously with the acquisition of Mason Hill & Co., Inc., the Company changed its name from Pride, Inc. to Mason Hill Holdings, Inc. ("The Company"). For financial reporting purposes the transaction was accounted for as a reverse acquisition. Mason Hill was treated as the acquirer and is the ongoing reporting entity. As a result of the foregoing, the Company has effectively discontinued its prior operations, and has now been reconstituted as a parent holding company for Mason Hill.

       The Company through its wholly-owned subsidiary, Mason Hill, offers a full line of securities brokerage services to its clients. Mason Hill is a broker-dealer registered with the Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers, Inc. ("NASD"). Mason Hill is currently licensed to conduct activities as a broker-dealer in forty-five (45) states. Mason Hill offers a full line of securities brokerage services to its clients, including the purchase and sale of listed and over-the-counter securities, fixed income instruments, annuities and mutual funds. In addition, Mason Hill engages in investment banking activities for small to mid-size companies by structuring their financing and raising capital through private placements, initial public offerings and secondary offerings. Mason Hill also provides financial consulting services to publicly and privately held companies.

2.     SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany balances and transactions are eliminated in consolidation.

     Securities Transactions - Proprietary securities transactions in regular-way trades are recorded on the trade date, as if they had settled. Customers' securities are reported on a settlement date basis with related commission income and expenses reported on a trade date basis.

     Investment Banking - Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger-and-acquisition and financial restructuring advisory services. Investment banking management fees are recorded on offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

     Commissions - Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur.

     Translation of Foreign Currencies - Assets and liabilities denominated in foreign currencies are translated at year end rates of exchange, while the income statement accounts are translated at average rates of exchange for the year. Gains or losses resulting from foreign currency transactions are included in net income.

     Income Taxes - As of October 1, 1999 (date of merger), the Company and its subsidiary are included in the consolidated federal income tax return filed by the Parent. Federal income taxes are calculated as if the companies filed on a separate return basis, and the amount of current tax or benefit calculated is either remitted to or received from the Parent. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statement, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between years.

       Stock Based Compensation - Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for stock-based compensation using the fair value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

       Furniture, Equipment and Leasehold Improvements - Furniture, equipment and leasehold improvements are recorded at cost. Depreciation is provided by straight line and accelerated methods over the estimated useful lives of the assets, principally 5 years.

       Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments which include cash equivalents, accounts payable, accrued expenses approximate their fair values at March 31, 2000.

       Comprehensive  Income  - The  Company  adopted  SFAS No.  130,  Reporting
       Comprehensive Income (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from certain transactions and the events and circumstances from non-owner sources. For the periods presented in the accompanying combined statements of operations, comprehensive income equals the amounts of net income reported on the accompanying combined statements of operations.

       Historical Net Income Per Share - The Company computes net income per common share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per common share is computed by dividing net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Also, the shares outstanding for all periods shown have been adjusted to reflect the 1 for 2 reverse split as of October 1, 1999.

       Segment Information - In June 1997,  Financial Accounting Standards Board
       (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("Statement 131"), effective for financial statements for fiscal years beginning after December 15, 1997. Statement 131 establishes standards for the reporting by public business enterprises of financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued by shareholders.

       The Company primarily conducts activities as a broker-dealer in securities and investment banking activities. Management uses one measurement of profitability and does not separate or segment its business for internal reporting.

       Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Company has defined cash equivalents as highly liquid investments, with original maturities of less than ninety days, that are not held for sale in the ordinary course of business.

       Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.     CONCENTRATIONS OF CREDIT RISK

       The Company is engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company's policy to review, as necessary, the credit standing of each counterparty.

4.     FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Furniture, equipment and leasehold improvements, are composed of the following:

         Furniture and fixtures                                                $  40,115
         Equipment                                                               108,190
         Leasehold improvements                                                  110,957
                                                                                --------
                                                                                 259,262
         Less: accumulated depreciation                                          174,310
                                                                                --------
                                                                                $ 84,952
                                                                                ========


5.     COMMITMENTS AND CONTINGENT LIABILITIES

       The  Company  has  obligations   under  operating   leases  with  initial
       noncancelable terms in excess of one year. Aggregate annual rentals for real estate at March 31, 2000, are approximately as listed below:

         2000                                $287,947
         2001                                     917
                                         ------------
                                             $288,864
                                         ============

       Rent expense for year ended March 31, 2000 aggregated $424,127. Certain leases contain renewal options and escalation clauses.

6.     SUBORDINATE BORROWINGS

       As of March 31, 2000 $230,000 of debt was under subordination agreements. The notes bear interest at the rate of 15% per annum and are due August 30, 2002. The subordinated borrowings are available in computing net capital under the SEC's uniform net capital rule. To the extent such borrowings are required for the Company's continued compliance with minimum net capital requirements, they may not be repaid.

7.   NET CAPITAL REQUIREMENTS

       The Company's subsidiary is subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital both as defined, shall not exceed 15 to 1 (and the rule of the "applicable exchange also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1). At March 31, 2000, the Subsidiary had net capital of $1,034,043, which was $924,915 in excess of its required net capital of $109,128. The Company's net capital ratio was
       1.58 to 1.

8.     RELATED PARTY TRANSACTIONS

       As of March 31, 2000, the Company was indebted to an officer and shareholder and relative of a shareholder in the amount of $281,500. The loans bear no interest and were repaid subsequently. Also, the subordinated debt of $230,000 at March 31, 2000 was due to an officer, a former officer and shareholders. (See Note 6).

9.     MAJOR CONCENTRATIONS

       At March 31, 2000, the Company had funds on deposit in a bank of $737,295 in excess of the insurance limit. Also at that date a clearing broker accounted for 100% of commissions receivable.

10.    INCOME TAXES

       The Company is included in the consolidated federal income tax return filed by its Parent. Federal income taxes are calculated as if the Company filed a separate federal income tax return. The Company files its own state and local tax returns.

       Because of the Company's losses no income taxes have been accrued except for the minimum amount of state and local. The Company has a deferred tax asset of $294,000 at March 31, 2000, for which a 100% valuation allowance is netted. The deferred tax asset results principally from net operating loss carryovers. Net operating losses aggregate approximately $1,149,000, expiring as follows:

         2018      $481,000
         2019       349,000
         2020       319,000
                 ----------
                 $1,149,000
                 ==========

11.    CASH FLOWS

       Reconciliation of Net Loss to Net Cash Used in Operating Activities:
       --------------------------------------------------------------------

                                                                                  2000                  1999
                                                                             --------------        ---------------
       Net Loss                                                                ($579,794)            ($304,116)
       Adjustments to reconcile net loss to
         net cash used in operating activities:

         Depreciation                                                             30,496                30,782
         Stock based compensation for services102,700
       Prior period adjustment (Increase) decrease:
              Receivable from clearing organization(596,363)                    (361,389)
         Trading securities                                                     (458,784)               88,852
              Prepaid expenses                                                   (30,368)             (100,510)
              Security deposits                                                   (6,600)
         Increase (decrease):
              Accounts payable and accrued expenses                              422,971               670,958
              Securities sold                                                     10,875               (17,537)
                                                                             -----------            -----------

                  Net Cash Used in Operating Activities                      ($1,104,867)           $    7,040
                                                                             ===========            ===========

       During the year ended March 31, 2000 the Company recorded expenses for the following non-cash transactions:

       40,500 shares of common stock issued for
         commission expense to officer/shareholder                           $     6,480

       94,285 shares of common stock issued for
         legal services                                                           13,757

       634,330 shares of common stock issued for
         consulting services                                                      82,463
                                                                               ----------
                                                                                $102,700
                                                                               ==========

12.    EMPLOYEE BENEFIT PLANS

       The Company has a 401(k) Plan in which all eligible employees may participate. To be eligible the employee must be at least 21 years old, employed at least one year and work at least 1,000 hours a year. The Company does not make any contribution to the plan.

13.    PRIOR PERIOD ADJUSTMENT

       The beginning retained earnings as April 1, 1998, have increased by $79,416 as a result of a security deposit charged off to expense in prior year.

       The effect of the restatement is as follows:

                                                                             As Previously             As
         For the Year Ended March 31, 1999                                      Reported            Restated

         Balance Sheet:
              Security deposits                                                                $        79,416
              Accrued expenses and other liabilities$                            312,672               264,888
              Retained earnings (deficit)                                    (12,194,961)          (12,115,545)
         Statement of Operations
              Net income (loss)                                                 (390,899)             (304,116)

       Additionally, the shareholders' equity as of March 31, 1998 would be increased by $79,416 and the accumulated deficit decreased by the same amount.

14.      SUBSEQUENT EVENT

On April 10, 2000, the Company issued 1,050,000 shares of the Company's common stock to certain employees for compensation. Compensation expense for the year ended March 31, 2001, will be charged for the fair value of the stock issued in the amount of $136,500.

15.      LEGAL MATTERS

The Company is currently involved in a couple of legal matters that arose in the normal course of business. Claimants are seeking recovery of damages aggregating approximately $1,650,000 plus exemplary/punitive damages and other charges aggregating approximately $580,000. The Company has denied all charges. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         EXHIBIT INDEX

Number                      Description

3.1         Amended and Restated Certificate of Incorporation

3.2         By-Laws*

3.3         Form of Common Stock Certificate

10.1        Stock Purchase Agreement, dated as of July 30, 1999, by and among Pride, Inc., Mason Hill & Co., Inc.
            and the shareholders of Mason Hill & Co., Inc.**

21.1        List of Subsidiaries of Mason Hill Holdings, Inc.

23.1        Consent of Lilling & Company, LLP

27.1        Financial Data Schedule

* The exhibits designated with an asterisk have previously been filed with the Commission in connection with the Report on Form 8-K, dated January 13, 1994 filed by Pride, Inc, the Registration Statement on Form SB-2, dated January 12, 1996 (File No. 33-296-NY) filed by Pride Automotive Group, Inc. (PAG) and the Report on Form 8-K, dated September 5, 1996, filed by PAG, and are incorporated by reference herein.

** Incorporated by reference to the Company's Definitive Information Statement on Form 14-C, filed with the SEC on September 13, 1999).