Form 10QSB
period 2000-06-30
MASON HILL HOLDINGS INC
filed 2000-08-21
CIK 840159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to
                                -----------------------------    ---------------

Commission file number:   033-24178-A

                            MASON HILL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                        65-0109088
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

     Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 17, 2000, approximately 15,076,272 shares, $.002 par value per share, of the Company were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

TABLE OF CONTENTS                                                                                               PAGE

Consolidated  Balance Sheets as at June 30, 2000 and March 31, 2000                                               3

Consolidated Statements of Loss and Deficit for the three months ended June 30, 2000 and June 30,1999             4

Consolidated Statements of Cash Flows for the three months ended June 30, 2000 and June 30,1999                   5

Notes to Consolidated Financial Statements                                                                      6-7

MASON HILL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                June 30, 2000               June 30, 1999
                                                                 ========================================================
Assets:
                Cash                                                               $ 130,626
                Receivables from broker dealers                                      805,632                     719,558
                Securities owned                                                     343,998                     482,181
                Property and equipment, net                                           84,952                      55,971
                Other assets                                                         193,211                     234,637
                                                                 --------------------------------------------------------

                                                                                 $ 1,558,419                 $ 1,492,347
                                                                 ========================================================

Liabilities:
                Commission payable                                                 $ 236,422                   $ 230,849
                Accrued expenses and other liabilities                               106,639                     199,373
                Securities sold, but not yet purchased                                22,079                      10,754
                Loans payable                                                                                      5,000
                                                                 --------------------------------------------------------
                                                                                     365,140                     445,976

                Subordinated liabilities                                             230,000                     230,000
                                                                 --------------------------------------------------------

                                                                                     595,140                     675,976
                                                                 --------------------------------------------------------

Stockholder's Equity:
                Common stock; $0.002 par value,
                20,000,000 shares authorized,
                13,776,269 shares issued and
                outstanding in 2000 and 8,940,988 in 1999                             27,552                      17,882
                Paid-in-capital                                                   14,632,193                  13,319,313
                Foreign currency translation                                         (76,645)                    (76,645)
                Retained deficit                                                 (13,619,821)                (12,444,179)
                                                                 --------------------------------------------------------

                                                                                     963,279                     816,371
                                                                 --------------------------------------------------------

                                                                                 $ 1,558,419                 $ 1,492,347
                                                                 ========================================================

                                       3

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
-----------------------------------------------------------------------------------------------------------

                                                                  Three months ended       Three months ended
                                                                      June 30, 1999          June 30, 1999
                                                          =================================================
Revenue
                                                                      $ 1,455,114              $ 2,542,703
                                                          -------------------------------------------------
Expenses:

               Salaries and commissions                                 1,372,036                1,508,381
               Clearing costs                                             156,126                  186,664
               Communications                                             157,457                  136,839
               Occupancy                                                   88,279                   90,862
               Interest                                                     2,867                    3,690
               Other operating expenses                                   298,715                  185,330
                                                          -------------------------------------------------

                                                                        2,075,480                2,111,766
                                                          -------------------------------------------------

               Income (loss) before Taxes                                (620,366)                 430,937

               Provision for Income taxes                                                          172,375

                                                          -------------------------------------------------
               Net income (loss)                                       $ (620,366)               $ 258,562
                                                          =================================================



Income (Loss) per Common Share

Basic and diluted loss per common share                                   $ (0.05)                  $ 0.03
                                                          =================================================

Weighted average common shares outstanding                             13,251,269                8,940,988
                                                          =================================================

MASON HILL HOLDINGS, INC.

STATEMENTS OF CASH FLOW
(unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                       Three months ended        Three months ended
                                                                           June 30, 1999             June 30, 1999
                                                              =====================================================

Cash flow from operating activities:
      Cash received from customers                                           $ 2,028,879               $ 2,599,344
      Cash paid to suppliers and employees                                    (2,832,791)               (2,788,448)
      Interest paid                                                               (2,867)                   (3,690)
      Income tax paid                                                               (880)
                                                              -----------------------------------------------------

                Net Cash Used in Operating Activities                           (807,659)                 (192,794)
                                                              -----------------------------------------------------

Cash flows from investing activities:
      Proceeds from sale of investments                                          495,337
      Purchase of long-term investments                                                                   (312,766)
      Purchase of equipment                                                                                 (7,117)
                                                              -----------------------------------------------------

                Net Cash Provided by (Used in) Investing Activities              495,337                  (319,883)
                                                              -----------------------------------------------------

Cash flows from financing activities:
      Short-term borrowing from related parties                                 (270,296)                   15,754
                                                              -----------------------------------------------------

                Net Cash Provided by (Used in) Financing Activities             (270,296)                   15,754
                                                              -----------------------------------------------------

Net decrease in cash                                                            (582,618)                 (496,923)

Cash at beginning                                                                713,244                   484,377
                                                              -----------------------------------------------------

                Cash at End                                                    $ 130,626                 $ (12,546)
                                                              =====================================================

MASON HILL HOLDINGS, INC.

NOTES
(unaudited)
-------------------------------------------------------------------------------------------------------------------


BASIS OF FINANCIAL STATEMENT PRESENTATION

The information as of and for the three months ended June 30, 2000 and 1999, is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of such interim periods have been included.


RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

                                                                                  2000                1999
                                                                             --------------        ---------
       Net Income (Loss)                                                       ($620,366)             $258,562
       Adjustments to reconcile net loss to
         net cash used in operating activities:

         Stock based compensation for services232,050 (Increase) decrease:
              Receivable from clearing organization573,768                        56,641
              Prepaid expenses                                                    19,244              (130,328)
              Security deposits                                                                         (1,400)
         Increase (decrease):
              Accounts payable and accrued expenses                           (1,012,355)             (376,269)
                                                                               ----------            ----------

                  Net Cash Used in Operating Activities                        ($807,659)            ($192,794)
                                                                               ==========            ==========



       During the three months ended June 30, 2000 the Company recorded an expense for the following non-cash transaction:

       1,050,000 shares of common stock issued as
         compensation to employees                                                             $  232,050
                                                                                               ==========


SUBSEQUENT EVENT

On July 7 and August 9, 2000, the Company issued 1,250,000 and 112,500 units in a private placement. A unit is comprised of one share of common stock and two warrants to purchase common stock. Net proceeds from the July 7 and August 9, 2000 private placement were $473,290 and $39,500, respectively.

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

     Mason Hill Holdings, through its wholly-owned subsidiary, Mason Hill & Co, offers a full line of securities brokerage services to its clients. Mason Hill & Co. is a broker-dealer registered with the Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers, Inc. ("NASD"). Mason Hill & Co. is currently licensed to conduct activities as a broker-dealer in forty-five (45) states. Mason Hill & Co. offers a full line of securities brokerage services to its clients, including the purchase and sale of listed and over-the-counter securities, fixed income instruments, annuities and mutual funds. In addition, Mason Hill & Co. engages in investment banking activities for small to mid-size companies by structuring their financing and raising capital through private placements, initial public offerings and secondary offerings. Mason Hill & Co. also provides financial consulting services to publicly and privately held companies. Results of Operations

Three months ended June 30, 2000 compared to three months ended June 30, 1999.

     Total revenues for the three months ended June 30, 2000 decreased $1,087,589 or 42.8% to $1,455,114 from $2,542,703 for the three months ended
June 30, 1999. The decrease in revenues experienced by the Company resulted primarily from a decrease in commissions and trading profits generated by the Company's wholly-owned subsidiary, Mason Hill & Co., Inc. The decrease in commissions generated resulted from the general decrease in the stock market and the decreased level of trading activity by customers.

     Salaries and related costs for the three months ended June 30, 2000 were $1,372,036, a $136,345 or 9% decrease over the salaries and related costs of $1,508,381 for the same period last year. The decrease in salaries and related costs primarily resulted from a decrease in the commissions payable to existing personnel due to a decreased level of customer trading activity.

     Commissions and clearing costs for the three months ended June 30, 2000 were $156,126, a $30,538 or 16.4% increase over the commissions and clearing expenses of $186,664 for the same period last year. The decrease related to the decreased commission revenue generated and the decreased trading volume experienced by Mason Hill & Co.

     Communications and data processing expenses for the three months ended June 30, 2000 were $157,457, a $20,618 or 15.1% increase over the communications and data processing expenses of $136,839 for the same period last year.

     Operating expenses for the three months ended June 30, 2000 were $298,715, a $113,385 or 61.2% increase over the operating expenses of $185,330 for the same period last year.

     The Company had a net loss for the three months ended June 30, 2000 of ($620,366) as compared to net income of $258,562 for the same period ended June 30, 1999. The net loss primarily resulted from expenses incurred in connection with the issuance of stock to employees, as well as proprietary trading losses incurred by Mason Hill & Co.

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

                                                       MASON HILL HOLDINGS, INC.

                                                     By: /s/ Christopher Kinsley
                                                         Christopher J. Kinsley,
                                                                       President

Dated: August 21, 2000