Form 10QSB
period 2000-09-30
MASON HILL HOLDINGS INC
filed 2000-12-20
CIK 840159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

         Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of December 20, 2000, approximately 16,833,216 shares, $.002 par value per share, of the Company were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

TABLE OF CONTENTS                                                                                                 PAGE

Consolidated  Balance Sheets as at September 30, 2000 and March 31, 2000                                          3

Consolidated Statements of Operations for the three months ended September 30, 2000 and September 30,1999         4

Consolidated Statements of Operations for the six months ended September 30, 2000 and September 30,1999           5

Consolidated Statements of Cash Flows for the six months ended September 30, 2000 and September 30,1999           6

Notes to Consolidated Financial Statements                                                                      7-8

MASON HILL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------

                                                                   September 30, 2000         March 31, 2000
                                                                      (unaudited)
                                                                ==================================================
Assets:
                Cash                                                           $ 509,439                $ 713,244
                Receivables from broker dealers                                        -                1,379,400
                Securities owned                                               1,080,146                  839,335
                Property and equipment, net                                       88,096                   84,952
                Other assets                                                     183,444                  212,455
                                                                --------------------------------------------------

                                                                             $ 1,861,125              $ 3,229,386
                                                                ==================================================

Liabilities:
                Commission payable                                             $ 115,495              $ 1,081,269
                Payable to broker dealers                                        560,891
                Accrued expenses and other liabilities                           155,283                  274,147
                Securities sold, but not yet purchased                             9,888                   10,875
                Loans payable                                                     64,000                  281,500
                                                                --------------------------------------------------
                                                                                 905,557                1,647,791

                Subordinated liabilities                                               -                  230,000
                                                                --------------------------------------------------

                                                                                 905,557                1,877,791
                                                                --------------------------------------------------

Stockholder's Equity:
                Common stock; $0.002 par value,
                20,000,000 shares authorized,
                15,138,769 shares issued and
                outstanding in 2000 and12,726,269 in 2000                         30,277                   25,452
                Paid-in-capital                                               15,315,223               14,402,243
                Foreign currency translation                                     (76,645)                 (76,645)
                Retained deficit                                             (14,313,287)             (12,999,455)
                                                                --------------------------------------------------

                                                                                 955,568                1,351,595
                                                                --------------------------------------------------

                                                                             $ 1,861,125              $ 3,229,386
                                                                ==================================================

MASON HILL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

--------------------------------------------------------------------------------------------------------------

                                                            Three months ended             Three months ended
                                                            September 30, 2000             September 30, 1999
                                                            ==================================================

Revenue                                                                    $ 685,203              $ 3,467,271
                                                            --------------------------------------------------

Expenses:
                Salaries and commissions                                     937,986                1,508,381
                Stock based compensation Svc.                                232,050
                Clearing costs                                               358,126                  186,664
                Communications                                               157,457                  136,839
                Occupancy                                                     88,279                   90,862
                Interest                                                       2,867                    3,690
                Operating expenses                                           324,712                  185,330
                                                            --------------------------------------------------
                Salaries and related costs                                   685,012                2,146,917
                Commissions and clearing charges                             146,844                  202,119
                Communications and data processing                           164,718                  147,559
                Occupancy                                                    115,968                  169,570
                Interest (income) expense                                     (9,546)                   4,409
                Operating expenses                                           275,673                  355,702
                                                            --------------------------------------------------

                                                                           1,378,669                3,026,276
                                                            --------------------------------------------------

                Income (loss) before Taxes                                  (693,466)                 440,995

                Provision for Income taxes

                                                            --------------------------------------------------
                Net income (loss)                                         $ (693,466)               $ 440,995
                                                            ==================================================

MASON HILL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

--------------------------------------------------------------------------------------------------------------

                                                            Six months ended               Six months ended
                                                            September 30, 2000             September 30, 1999
                                                            ==================================================

Revenue                                                                  $ 2,140,317              $ 6,009,974
                                                            --------------------------------------------------

Expenses:
                Salaries and commissions                                     937,986                1,508,381
                Stock based compensation Svc.                                232,050
                Clearing costs                                               358,126                  186,664
                Communications                                               157,457                  136,839
                Occupancy                                                     88,279                   90,862
                Interest                                                       2,867                    3,690
                Operating expenses                                           324,712                  185,330
                                                            --------------------------------------------------
                Salaries and related costs                                 1,855,048                3,655,298
                Commissions and clearing charges                             504,970                  388,783
                Communications and data processing                           322,175                  284,398
                Occupancy                                                    204,247                  260,432
                Interest (income) expense                                     (6,679)                   8,099
                Operating expenses                                           574,388                  541,032
                                                            --------------------------------------------------

                                                                           3,454,149                5,138,042
                                                            --------------------------------------------------

                Income (loss) before Taxes                                (1,313,832)                 871,932

                Provision for Income taxes
                                                            --------------------------------------------------
                Net income (loss)                                       $ (1,313,832)               $ 871,932
                                                            ==================================================



Income (Loss) per Common Share

Basic and diluted loss per common share                                      $ (0.09)                  $ 0.10
                                                            ==================================================

Weighted average common shares outstanding                                14,438,769                8,940,988
                                                            ==================================================

MASON HILL HOLDINGS, INC.

STATEMENTS OF CASH FLOW
(unaudited)

--------------------------------------------------------------------------------------------------------------

                                                            Six months ended               Six months ended
                                                            September 30, 2000             September 30, 1999

                                                            ==================================================

Cash flow from operating activities:
                Cash received from customers                             $ 4,130,608              $ 5,500,147
                Cash paid to suppliers and employees                      (4,283,525)              (5,430,079)
                Interest received (paid)                                       6,679                   (8,099)
                Income tax paid                                                 (880)                       -
                                                            --------------------------------------------------

                     Net Cash Provided by (Used in) Operating Activities    (147,118)                  61,969
                                                            --------------------------------------------------

Cash flows from investing activities:
                Purchase of investments                                     (247,846)                (533,581)
                Purchase of equipment                                         (3,144)                  (9,913)
                                                            --------------------------------------------------

                     Net Cash Used in Investing Activities                  (250,990)                (543,494)
                                                            --------------------------------------------------

Cash flows from financing activities:
                Short-term borrowing from (payments to) related parties         (987)                   8,475
                Proceeds from (payments of) loans                           (317,500)                   5,000
                Proceeds from issuance of stock                              512,790
                                                            --------------------------------------------------

                     Net Cash Provided by (Used in) Financing Activities     194,303                   13,475
                                                            --------------------------------------------------

Net decrease in cash                                                        (203,805)                (468,050)

Cash at beginning                                                            713,244                  484,377
                                                            --------------------------------------------------

                          Cash at End                                      $ 509,439                 $ 16,327
                                                            ==================================================

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

Results of Operations

Six months ended September 30, 2000 compared to six months ended September 30, 1999.

     Total revenues for the six months ended September 30, 2000 decreased $3,869,657 or 64.4% to $2,140,317 from $6,009,974 for the six months ended
September 30, 1999. The decrease in revenues experienced by the Company resulted primarily from a decrease in commissions generated, as well as from trading losses incurred, by the Company's wholly-owned subsidiary, Mason Hill & Co., Inc. The decrease in commissions generated resulted from the general decrease in the stock market and the decreased level of trading activity by customers.

     Salaries and related costs for the six months ended September 30, 2000 were $1,855,048, a $1,800,250 or 49.3% decrease over the salaries and related costs of $3,655,298 for the same period last year. The decrease in salaries and related costs primarily resulted from a decrease in the commissions payable to existing personnel due to a decreased level of trading activity as well as from a decrease in total salaries paid due to reductions in personnel.

     Commissions and clearing costs for the six months ended September 30, 2000 were $504,970, a $116,187 or 29.9% increase over the commissions and clearing expenses of $388,783 for the same period last year. The increase related to charges stemming from customer reneges on unsecured margin calls or non-payment of deficits resulting from the general decrease in the stock market.

     The Company had a net loss for the six months ended September 30, 2000 of ($1,313,832) as compared to net income of $871,932 for the same period ended September 30, 1999. The net loss primarily resulted from the reduction of customer trades, as well as proprietary trading losses incurred by Mason Hill & Co.

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

     In March 2000, Mason Hill Holdings completed a private placement of 1,499,500 shares of its common stock from which it received net proceeds of $578,300.

     In March 2000, Mason Hill also sold 555,555 shares of common stock to Christopher Kinsley for an aggregate purchase price of $150,000. In addition, in March 2000, Mason Hill sold 961,111 shares of common stock to an entity controlled by Christopher Kinsley for an aggregate purchase price of $259,500.

     In July and August 2000, Mason Hill sold an aggregate of 1,362,500 Units, each Unit composed of one share of common stock and two warrants to purchase common stock of the Company, at a purchase price of $0.40 per Unit, from which it received aggregate net proceeds of approximately $512,700.

     In September 2000, Christopher Kinsley agreed to exchange a $130,000 subordinated loan that he had made to the Company's wholly-owned subsidiary for an aggregate of 1,444,444 shares of Common Stock.

     Mason Hill Holdings has no current arrangements in place with respect to financing. Mason Hill Holdings is currently seeking to raise additional capital to provide the necessary capital to fund its expanding operations and to pursue its business growth strategy. There can be no assurances that additional financing will be available on acceptable terms, if at all.

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

                  27.1 - Financial Data Schedule

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

Dated: December 20, 2000