Form 10QSB
period 2000-12-31
MASON HILL HOLDINGS INC
filed 2001-03-20
CIK 840159

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to____________________

Commission file number:  033-24178-A

                           MASON HILL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware
(State or other jurisdiction of                    65-0109088
incorporation or organization)        (I.R.S. employer identification No.)

                        110 Wall Street
                      New York, New York                        10005
           (Address of principal executive offices)          (Zip code)


Registrant's telephone number, including area code: (212) 425-3000

Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 28, 2000, approximately 16,999,879 shares, $.002 par value per share, of the Company were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                                                                        PAGE

TABLE OF CONTENTS

Consolidated Balance Sheets as at
    December 31, 2000 and March 31, 2000                                  3

Consolidated Statements of Operations for the three months
    ended December 31, 2000 and December 31, 1999                         4

Consolidated Statements of Operations for the nine months ended
    December 31, 2000 and December 31, 1999                               5

Consolidated Statements of Cash Flows for the nine months ended December 31, 2000 and December 31, 1999

                                                                          6

 Notes to Consolidated Financial Statements                               7-8

MASON HILL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                    December 31,
                                                        2000        March 31,
                                                    (unaudited)       2000
                                                   ============    ============
Assets:

        Cash                                       $     22,928    $    713,244
        Receivables from broker dealers                 381,602       1,379,400
        Due from shareholder                             10,000
        Securities owned                                698,165         839,335
        Property and equipment, net                      55,705          84,952
        Other assets                                    241,998         238,455
                                                   ------------    ------------

                                                   $  1,410,398    $  3,255,386
                                                   ============    ============
Liabilities:

        Commission payable                         $    121,134    $  1,081,269
        Accrued expenses and other liabilities          234,961         274,147
        Securities sold, but not yet purchased            8,281          10,875
        Note payable, less discount                     558,126

        Loans payable                                                   281,500
                                                   ------------    ------------
                                                        922,502       1,647,791

        Subordinated liabilities                         50,000         230,000
                                                   ------------    ------------

                                                        972,502       1,877,791
                                                   ------------    ------------

Stockholder's Equity:
        Common stock; $0.002 par value,
        20,000,000 shares authorized,
        16,999,879 shares issued and outstanding
        at December 31, 2000 and 12,726,269
        at March 31, 2000                                34,000          25,452
        Paid-in-capital                              15,343,535      14,402,243
        Foreign currency translation                    (76,645)        (76,645)
        Retained deficit                            (14,862,994)    (12,973,455)
                                                   ------------    ------------
                                                        437,896       1,377,595
                                                   ------------    ------------
                                                   $  1,410,398    $  3,255,386
                                                   ============    ============

MASON HILL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

--------------------------------------------------------------------------------

                                               Three months    Three months
                                              ended December   ended December
                                                31, 2000         31, 1999
                                               ===========      ===========

Revenue                                        $   643,907      $ 3,388,014
                                               -----------      -----------

Expenses:
       Salaries and related costs                  507,071        2,103,341
       Commissions and clearing charges            146,117          142,231
       Communications and data processing          188,399          150,077
       Occupancy                                   139,410          112,591
       Interest expense                              2,324            3,095
       Operating expenses                          236,293          985,229
                                               -----------      -----------
                                                 1,219,614        3,496,564
                                               -----------      -----------

                                               -----------      -----------
       Net loss                                $  (575,707)     $  (108,550)
                                               ===========      ===========

MASON HILL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

-------------------------------------------------------------------------------

                                              Nine months     Nine months
                                            ended December   ended December
                                               31, 2000        31, 1999
                                             ============    ============

Revenue                                      $  2,784,224    $  9,397,988
                                             ------------    ------------

Expenses:
        Salaries and related costs              2,362,119       5,758,639
        Commissions and clearing charges          651,087         531,014
        Communications and data processing        510,574         434,475
        Occupancy                                 343,657         373,023
        Interest (income) expense                  (4,355)         11,194
        Operating expenses                        810,681       1,526,261
                                             ------------    ------------
                                                4,673,763       8,634,606
                                             ------------    ------------

                                             ------------    ------------
        Net income (loss)                    $ (1,889,539)   $    763,382
                                             ============    ============



Income (Loss) per Common Share

Basic and diluted loss per common share      $      (0.12)   $       0.08
                                             ============    ============

Weighted average common shares outstanding
                                               15,360,374       9,031,488
                                             ============    ============

MASON HILL HOLDINGS, INC.

STATEMENTS OF CASH FLOW
(unaudited)

--------------------------------------------------------------------------------

                                                            Nine months       Nine months
                                                           ended December    ended December
                                                             31, 2000         31, 1999
                                                          ==============    ==============

Cash flow from operating activities:
 Cash received from customers                               $  3,995,449    $ 10,098,455
 Cash paid to suppliers and employees                         (5,415,661)     (7,884,349)
 Interest received (paid)                                          6,679         (11,194)
 Income tax paid                                                    (880)             --
                                                            ------------    ------------

 Net Cash Provided by (Used in) Operating Activities          (1,414,413)      2,202,912
                                                            ------------    ------------

Cash flows from investing activities:
  Proceeds from (purchase of) investments                        483,545      (2,847,794)
Purchase of equipment                                            (3,144)        (11,891)
                                                            ------------    ------------

   Net Cash Provided by (Used in) Investing Activities           480,401      (2,859,685)
                                                            ------------    ------------

Cash flows from financing activities:
  Short-term borrowing from (payments to) related parties         (2,594)          5,000
  Proceeds from (payments of) loans                             (331,500)        230,315
  Proceeds from issuance of stock                                577,790
                                                            ------------    ------------

  Net Cash Provided by Financing Activities                      243,696         235,315
                                                            ------------    ------------
Net decrease in cash                                            (690,316)       (421,458)
Cash at beginning                                                713,244         484,377
                                                            ------------    ------------
           Cash at End                                      $     22,928    $     62,919
                                                            ============    ============

MASON HILL HOLDINGS, INC.

NOTES
(unaudited)

-------------------------------------------------------------------------------


1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements for Mason Hill Holdings, Inc. and its wholly-owned subsidiary, Mason Hill & Co., Inc., have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, the information contained herein reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods presented.

Information as of March 31, 2000 included in the Consolidated Balance Sheets has been derived from audited financial statements, but does no include all disclosures required by generally accepted accounting principles.

2. RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:


                                                                2000           1999
                                                         -----------    -----------

Net Income (Loss)                                        ($1,889,539)   $   763,382
Adjustments to reconcile net loss to
  net cash used in operating activities:

  Stock based compensation for services                      232,050
  Depreciation                                                32,391
  Mark to market                                             213,427
  Amortization of loan discount                                2,324
  (Increase) decrease:
       Receivable from clearing organization                 997,798        700,467
       Prepaid expenses                                       (3,543)         3,023
       Security deposits                                                    (10,200)
  Increase (decrease):
       Accounts payable and accrued expenses                (999,321)       746,240
                                                         -----------    -----------

  Net Cash Provided by (Used in) Operating Activities    ($1,414,413)   $ 2,202,912
                                                         ===========    ===========


       During the nine months ended December 31, 2000 the Company recorded the following non-cash transactions:

         1,050,000 shares of common stock issued as compensation expense to employees $ 232,050

       1,444,444 shares of common stock were issued in exchange for $ 130,000 of subordinated loans.

3.       STOCK TRANSACTIONS

On April 10, 2000, Mason Hill issued 1,050,000 shares of common stock to five employees in lieu of compensation approximating $232,050.

On July 7 and August 9, 2000, the Company issued 1,250,000 and 112,500 units in a private placement. A unit is comprised of one share of common stock and two warrants to purchase common stock. Net proceeds from the July 7 and August 9, 2000 private placement were $473,290 and $39,500, respectively.

On September 1, 2000, the Company issued an aggregate of 1,444,444 shares of common stock to the Company's President in exchange for the cancellation of a $130,000 subordinated loan made by the Company's President and recorded on the books of the Company's wholly-owned subsidiary.

On December 8, 2000, the Company sold 416,666 shares of common stock to Christopher Kinsley for $25,000.

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

Results of Operations

Three months ended December 31, 2000 compared to three months ended December 31, 1999.

Total revenues for the three months ended December 31, 2000 decreased $2,744,107 or 81.0% to $643,907 from $3,388,014 for the three months ended December 31, 1999. The decrease in revenues experienced by the Company resulted primarily from a decrease in commissions generated, as well as from trading losses incurred, by the Company's wholly-owned subsidiary, Mason Hill & Co., Inc. The decrease in commissions generated resulted from the general decrease in the stock market and the decreased level of trading activity by customers.

Salaries and related costs for the three months ended December 31, 2000 were $507,071, a $1,596,270 or 75.9% decrease over the salaries and related costs of $2,103,341 for the same period last year. The decrease in salaries and related costs primarily resulted from a decrease in the commissions payable to existing personnel due to a decreased level of trading activity as well as from a decrease in total salaries paid due to reductions in personnel.

Commissions and clearing charges for the three months ended December 31, 2000 were $146,117, a $3,886 or 2.7% increase over commissions and clearing charges of $142,231 for the same period last year.

Communications and data processing expenses for the three months ended December 31, 2000 were $188,399, a $38,322 or 25.5% increase over communications and data processing expenses of $150,077 for the same period last year. The increase in charges resulted from an increase in the number of machines available that utilize quote and ticker services. In 2000, the Company also began utilizing NASDAQ and premium service of NASDAQ tools.

Occupancy charges for the three months ended December 31, 2000 were $139,410, a $26,819 or 23.8% increase over occupancy charges of $112,591 for the same period last year. The increase is primarily related to escalation charges in the third quarter 2000.

Interest expenses for the three months ended December 31, 2000 were $2,324, a $771 or 24.9% decrease over interest expenses of $3,095 for the same period last year. The 2000 expense relates to a discount taken on note payables, while the 1999 expense relates primarily to interest on subordinated debt.

Operating expenses for the three months ended December 31, 2000 were $236,293, a $748,936 or 76.0% decrease over operating expenses of $985,229 for the same period last year. The decrease in operating expenses resulted from a decrease in approximately 30 personnel in 2000 and consulting fees occurring in 1999 and not in 2000.

The Company had a net loss for the three months ended December 31, 2000 of $575,707 as compared to net loss of $108,550 for the same period ended December 31, 1999. The net loss primarily resulted from the reduction of customer trades, as well as proprietary trading losses incurred by Mason Hill & Co.

Nine months ended December 31, 2000 compared to nine months ended December 31, 1999.

Total revenues for the nine months ended December 31, 2000 decreased $6,613,764 or 70.4% to $2,784,224 from $9,397,988 for the nine months ended December 31, 1999. The decrease in revenues experienced by the Company resulted primarily from a decrease in commissions generated, as well as from trading losses incurred, by the Company's wholly-owned subsidiary, Mason Hill & Co., Inc. The decrease in commissions generated resulted from the general decrease in the stock market and the decreased level of trading activity by customers.

Salaries and related costs for the nine months ended December 31, 2000 were $2,362,119, a $3,396,520 or 59.0% decrease over the salaries and related costs of $5,758,639 for the same period last year. The decrease in salaries and related costs primarily resulted from a decrease in the commissions payable to existing personnel due to a decreased level of trading activity as well as from a decrease in total salaries paid due to reductions in personnel.

Commissions and clearing costs for the nine months ended December 31, 2000 were $651,087, a $120,073 or 22.6% increase over the commissions and clearing expenses of $531,014 for the same period last year. The increase related to charges stemming from customer reneges on unsecured margin calls or non-payment of deficits resulting from the general decrease in the stock market.

Communications and data processing expenses for the nine months ended December 31, 2000 were $510,574, a $76,099 or 17.5% increase over communications and data processing expenses of $434,475 for the same period last year. The increase in charges resulted from an increase in the number of machines available that utilize quote and ticker services. In 2000, the Company also began utilizing NASDAQ and premium service of NASDAQ tools.

Occupancy charges for the nine months ended December 31, 2000 were $343,657, a $29,366 or 7.9% decrease over occupancy charges of $373,023 for the same period last year. The decrease primarily relates to the Company ceasing to occupy a John Street location in the second quarter 2000 offset, in part, by increased escalation charges in the third quarter.

For the nine months ended December 31, 2000, the Company had interest income of $4,355. For the nine months ended December 31, 1999, the Company had interest expense of $11,194. The difference is a 138.9% decrease of interest expenses from 1999 or a $15,549 increase in positive cash flow for the Company in 2000. The interest income in 2000 is made up of margin interest income of $11,500 and interest expense of $7,145 relating to discount on notes receivable and interest expense on subordinated debt. The interest expense in 1999 is made up of margin interest expense of $2,530 and interest expense on subordinated debt of $8,664.

Operating expenses for the nine months ended December 31, 2000 were $810,681, a $715,580 or 46.9% decrease over operating expenses of $1,526,261 for the same period last year. The decrease in operating expenses primarily resulted from a decrease in approximately 30 personnel in 2000 and consulting fees occurring in 1999 and not in 2000.

The Company had a net loss for the nine months ended December 31, 2000 of $1,889,539 as compared to net income of $763,382 for the same period ended December 31, 1999. The net loss primarily resulted from the reduction of customer trades, as well as proprietary trading losses incurred by Mason Hill & Co.

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

In April 2000, Mason Hill issued 1,050,000 shares of common stock to five employees in lieu of compensation approximating $232,050.

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

In December 2000, Mason Hill sold 416,666 shares of common stock to Christopher Kinsley for an aggregate purchase price of $25,000.

In December 2000, the Company entered into an agreement (the "CFM Agreement") with CFM Capital limited, a Bermuda company ("CFM"), pursuant to which CFM agreed to assist the Company with obtaining approximately $250,000 of new capital to be utilized in the operations of the Company's wholly-owned subsidiary, Mason Hill & Co. Following the execution of the CFM Agreement, the Company received an aggregate of $90,000, $50,000 of which was paid to Christopher Kinsley, the president and a director of the Company, and was subsequently loaned to the Company's wholly-owned subsidiary, Mason Hill & Co. In consideration of this agreement, Christopher Kinsley agreed to grant to CFM an option to purchase twenty percent (20%) of the shares of capital stock of the Company owned by him, and the Company agreed to grant to CFM an option to purchase such number of shares of the issued and outstanding shares of capital stock of the Company as shall result in CFM and/or its designees having the right to purchase, in the aggregate, the same number of shares owned by Christopher Kinsley. The options to be granted to CFM are valid for a five (5) year period expiring on December 5, 2005. Furthermore, such options are exercisable, at a price of $0.01 per share, commencing 60 days after the approval by the Company's shareholders of an increase in the Company's authorized capital.

In addition to the foregoing, following the execution of the CFM Agreement, the Company entered into a Stock Purchase agreement with Lautrec, Inc., a Liberian corporation ("Lautrec"), pursuant to which the Company agreed to purchase 1,000,000 shares of common stock of Vianet Technologies, Inc. from Lautrec for an aggregate purchase price of $600,000. Such purchase price was to be paid as follows: (i) $150,000 of the purchase price was to be deducted from the aggregate of $250,000 due to the Company pursuant to the CFM Agreement, and (ii) the balance of $450,000 was to be satisfied by the Company executing and delivering a two (2) year promissory note to Lautrec. To date, the Company has received an aggregate of approximately 986,000 shares pursuant to the Lautrec Stock Purchase Agreement.

Mason Hill Holdings has no current arrangements in place with respect to financing. Mason Hill Holdings is currently seeking to raise additional capital to provide the necessary capital to fund its expanding operations and to pursue its business growth strategy. There can be no assurances that additional financing will be available on acceptable terms, if at all.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         Since September 30, 2000, Company's subsidiary, Mason Hill & Co., Inc., has been named as a party is two arbitration proceedings commenced its customers. They are as follows:

         Mason Hill & Co. was recently named as a party in an arbitration pending before the National Association of Securities Dealers commenced by one of its customers. This action, which was filed in December 2000, seeks approximately $125,000 in compensatory damages and is based upon claims of unsuitability. As of the date hereof, no answer has been filed in this matter.

         Mason Hill & Co. was recently named as a party in an arbitration pending before the National Association of Securities Dealers commenced by one of its customers. This action, which was filed in January 2001, seeks approximately $850,000 in compensatory damages and $4,325,000 in punitive damages, and asserts claims against Mason Hill and various principals. As of the date hereof, no answer has been filed in this matter.

         These actions, if decided against Mason Hill & Co., would have a material adverse affect on the financial condition of Mason Hill & Co. and could cause it to reduce or terminate operations. Notwithstanding the foregoing, Mason Hill & Co. believes that it has meritorious defenses to these actions, and it intends to vigorously defend these claims.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (A)      Exhibits:

                  11    - Computation of income (loss) per common share


         (B) Reports of Form 8-K filed during quarter:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MASON HILL HOLDINGS, INC.

                                         By: /s/ Christopher Kinsley
                                             ----------------------------------
                                             Christopher J. Kinsley,
                                             President

Dated: March 19, 2001