Form 10KSB
period 2001-03-31
MASON HILL HOLDINGS INC
filed 2004-03-25
CIK 840159

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2001

                        Commission File No. 033-24178-A

                            Mason Hill Holdings, Inc.

        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                  65-0109088
     (State  or  other  jurisdiction                 (IRS  Employer
of  incorporation  or  organization)               Identification  No.)

                         300 Chestnut Street, Suite 200
                                Needham, MA 02492
                    (Address of Principal Executive Offices)

                                 (781) 444-6100
                           (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: [None] Securities registered pursuant to Section 12(g) of the Exchange Act: [ ] Common Stock, $.001 Par Value Per Share

Check  whether  the  Issuer:  (1)  has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Mason Hill's  revenues  for  its  most  recent  fiscal  year  were  $0.

The aggregate market value of the voting stock held by non-affiliates of the Company was $0 as of February 24, 2004 based on the average bid and asked prices of such stock as of that date.

There were 20,000,000 shares of Common Stock, $.001 par value outstanding as of February 24, 2004.

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may", "expect", "believe", "anticipate", "intend", "could", "estimate" or "continue", "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and included elsewhere in this report.

In this Annual Report, "Mason Hill Holdings," "we," "us," and "our" each refers to Mason Hill Holdings, Inc. and, where appropriate, to our subsidiaries.

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

Mason Hill Holdings is a Delaware corporation originally incorporated under the name International Sportfest, Inc. in the state of Delaware, on September 11, 1988. Mason Hill was a development stage company with no operations through January 1994. In January 1994, Mason Hill acquired 100% of the issued and outstanding common stock of Pride Management Services Plc ("PMS"). PMS was a holding Company of six subsidiaries, in the United Kingdom, engaged in the leasing of motor vehicles primarily on contract hire to local authorities and selected corporate customers throughout the United Kingdom. Simultaneously with the acquisition, Mason Hill changed its name from International Sportfest Inc. to Pride, Inc. From January 1994 through October 1999, Mason Hill engaged in the leasing of motor vehicles on contract hire to local authorities and selected corporate customers throughout the United Kingdom.

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

During the quarter ended June 30, 2001, Mason Hill's operating subsidiary Mason Hill & Co. was liquidated by SIPC.

As a result of the SIPC liquidation of Mason Hill's operating subsidiary, Mason Hill was reorganized into a shell corporation, whose principal business is to locate and consumate a merger with an ongoing business.

ITEM  2.     DESCRIPTION OF PROPERTY.

Mason  Hill  is  provided  space without charge by its President Geoffrey Eiten.

ITEM  3      LEGAL  PROCEEDINGS.

          There are no legal proceedings against Mason Hill and Mason Hill is unaware of such proceedings contemplated against it.

ITEM  4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

PART II

ITEM  5        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Mason Hill's common stock trades infrequently under the symbol MHLL. At present, there is no established trading market for its common stock. During the last two years the high and low sales price for each quarter as reported By IDD Information Services was as follows.

Quarter Ended                                 High               Low
March 31, 1999                                .26                .08
June 30, 1999                                 .26                .08
September 30, 1999                            .30                .08
December 31, 1999                            1.00                .35
March 31, 2000                                .50                .26
June 30, 2000                                 .55                .26
September 30, 2000                            .50                .08
December 31, 2000                             .141               .031
March 31, 2001                                .141               .016

            There were 20,000,000 shares of Common Stock, $.001 par value outstanding as of February 24, 2004. The outstanding shares are held of record by approximately 100 stockholders.

     During the 12 months ended March 31, 2001, Mason Hill issued 1,050,000 shares of its common stock to its employees as compensation for services in lieu of cash. Mason Hill relied upon its pre-existing relationship with the persons who acquired the shares and the exemption from registration found in Section 4(2) of the Securities Act. The value of the Shares issued as compensation was $232,050.

     During the same period, Mason Hill sold 1,362,500 shares of common stock in a private placement to certain investors for $512,790. Mason Hill relied upon its pre-existing relationship with the persons who acquired the shares and the exemption from registration found in Section 4(2) of the Securities Act.

ITEM  6        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     Mason Hill has reorganized itself and ceased all business operations other than to locate and negotiate with a business entity for the combination of that target company with Mason Hill. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Mason Hill will be successful in locating or negotiating with any target business.

          Mason Hill has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which Mason Hill may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which Mason Hill may offer.

          In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

          It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, Mason Hill may agree to register all or a part of such securities as part of the business combination or at specified times thereafter.

          Negotiations with a target company will likely focus on the percentage of Mason Hill which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by Mason Hill can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

ITEM  7      FINANCIAL STATEMENTS

NDEPENDENT  AUDITORS'  REPORT


To  the  Board  of  Directors  and  Stockholders
Mason  Hill  Holdings,  Inc.

We have audited the accompanying consolidated balance sheet of Mason Hill Holdings, Inc. and Subsidiary as of March 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of Mason Hill's management.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mason Hill Holdings, Inc. and its Subsidiary at March 31, 2001 and the consolidated results of their operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/DEMETRIUS  &  COMPANY.  L.L.C.
Wayne,  New  Jersey
February  24,  2004




                                                                           March 31,
                                                                        -------------
                                   ASSETS                             2001           2000
                                                                   -------------  -------------

Securities owned, not readily marketable, at estimated fair value  $          -   $    107,836
Net assets of discontinued operations . . . . . . . . . . . . . .             -      1,243,759
                                                                   -------------  -------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $  1,351,595
                                                                   =============  =============


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 567,888.00   $          -
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .        25,000              -
                                                                   -------------  -------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .       592,888              -

Stockholders' equity
Common stock, par value $0.002, 20,000,000 shares authorized,
     13,872,106 and 12,726,269 shares issued and outstanding. . .        27,744         25,452
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .    15,404,046     14,402,243
Accumulated other comprehensive loss. . . . . . . . . . . . . . .       (76,645)       (76,645)
Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (15,948,033)   (12,999,455)
                                                                   -------------  -------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . .      (592,888)     1,351,595
                                                                   -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . .  $          -   $  1,351,595
                                                                   =============  =============




                            MASON HILL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


                                                                                              2001         2000
                                                                                       ------------  -----------
Revenues:
                                                                                       $         -   $        -
                                                                                       ------------  -----------

          Total Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -            -
                                                                                       ------------  -----------


Expenses:
  Stock compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      232,050      102,700
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,086            -
  Operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,000            -
  Loss on securities investment . . . . . . . . . . . . . . . . . . . . . . . . . . .      321,263            -
                                                                                       ------------  -----------

          Total Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      590,399      102,700
                                                                                       ------------  -----------

Loss before income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (590,399)    (102,700)

Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -            -
                                                                                       ------------  -----------

Net loss from continuing operations . . . . . . . . . . . . . . . . . . . . . . . . .     (590,399)    (102,700)

Discontinued operations (Note 1)
  Loss from discontinued operations including a $649,425 loss on disposal at 3/31/01
                                                                                        (2,358,179)    (477,094)
                                                                                       ------------  -----------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,948,578)  $ (579,794)
                                                                                       ============  ===========

Basic and diluted loss per common share:
  From continuing operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (0.04)  $    (0.01)
  From discontinued operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (0.17)       (0.05)
                                                                                       ------------  -----------
  Total loss per share. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (0.21)  $    (0.06)
                                                                                       ============  ===========

Weighted average common shares outstanding. . . . . . . . . . . . . . . . . . . . . .   13,872,106    9,499,433
                                                                                       ============  ===========




                            MASON HILL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                                              2001          2000
                                                                       ------------  ------------

Operating Activities
---------------------------------------------------------------------
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,948,578)  $  (579,794)
  Add loss from discontinued operations . . . . . . . . . . . . . . .    2,358,179       477,094
                                                                       ------------  ------------
   Loss from continuing operations. . . . . . . . . . . . . . . . . .     (590,399)     (102,700)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Stock compensation . . . . . . . . . . . . . . . . . . . . . . . .      232,050       102,700
   Increase in accrued expenses . . . . . . . . . . . . . . . . . . .       25,000             -
                                                                       ------------  ------------
   Net cash used by operating activities of continuing operations . .     (333,349)            -

Financing Activities
---------------------------------------------------------------------
   Proceeds from issuance of common stock . . . . . . . . . . . . . .      512,790       578,300
   Capital contributed. . . . . . . . . . . . . . . . . . . . . . . .            -       409,500
                                                                       ------------  ------------
   Net cash provided by financing activities of continuing operations      512,790       987,800

   Net cash used in discontinued operations . . . . . . . . . . . . .     (202,369)   (1,678,116)
                                                                       ------------  ------------

   Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . .      (22,928)     (690,316)
   Cash at beginning of period. . . . . . . . . . . . . . . . . . . .       22,928       713,244
                                                                       ------------  ------------
   Cash at end of period. . . . . . . . . . . . . . . . . . . . . . .  $         -   $    22,928
                                                                       ============  ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $         -
                                                                       ============  ============
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $         -
                                                                       ============  ============




MASON HILL HOLDINGS, INC.
STATEMENT OF CHANGES
 IN STOCKHOLDER'S EQUITY (DEFICIT)


                                    Accumulated
                                    Common Stock   Additional       Other
                                    Paid-in        Comprehensive
                                    Shares         Amount           Capital      Loss       Deficit        Totals
                                    -------------  ---------------  -----------  ---------  -------------  ------------

Balances at
  March 31, 1999 . . . . . . . . .     8,940,988   $       17,882   $13,319,313  $(76,645)  $(12,419,661)  $   840,889

Stock based
  compensation for
  services . . . . . . . . . . . .       769,115            1,538       101,162         -              -       102,700

Private placement. . . . . . . . .     1,499,500            2,999       575,301         -              -       578,300

Shares purchased by
  officer/shareholder. . . . . . .     1,516,666            3,033       406,467         -              -       409,500

Net loss . . . . . . . . . . . . .             -                -             -         -       (579,794)     (579,794)
                                    -------------  ---------------  -----------  ---------  -------------  ------------

Balances at
  March 31, 2000 . . . . . . . . .    12,726,269           25,452    14,402,243   (76,645)   (12,999,455)    1,351,595
                                    -------------  ---------------  -----------  ---------  -------------  ------------

Stock based
  compensation for
  services . . . . . . . . . . . .     1,050,000            2,100       229,950         -              -       232,050

Private placement. . . . . . . . .     1,362,500            2,725       510,065         -              -       512,790

Shares purchased by
  officer/shareholder
  not issued . . . . . . . . . . .    (1,266,663)          (2,533)        2,533         -              -             -

Capital contributed
  by officer . . . . . . . . . . .             -                -       259,255         -              -       259,255

Net loss . . . . . . . . . . . . .             -                -             -         -     (2,948,578)   (2,948,578)
                                    -------------  ---------------  -----------  ---------  -------------  ------------

Balances at
  March 31, 2001 . . . . . . . . .    13,872,106   $       27,744   $15,404,046  $(76,645)  $(15,948,033)  $  (592,888)
                                    =============  ===============  ===========  =========  =============  ============



STATEMENT  OF  CHANGES  IN  STOCKHOLDERS  EQUITY

                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  2001


     NOTE  1-     NATURE  OF  BUSINESS

          Mason Hill Holdings, Inc. (the "Company") is a Delaware corporation originally incorporated under the name International Sportfest, Inc. in the state of Delaware, on September 11, 1988. Mason Hill was a development stage company with no operations through January 1994. In January 1994, Mason Hill acquired 100% of the issued and outstanding common stock of Pride Management
Services Plc ("PMS"). PMS was a holding company of six subsidiaries, in the United Kingdom, engaged in the leasing of motor vehicles primarily on contract hire to local authorities and selected corporate customers throughout the United Kingdom. Simultaneously with the acquisition, Mason Hill changed its name from International Sportfest Inc. to Pride, Inc. From January 1994 through October 1999, Mason Hill engaged in the leasing of motor vehicles on contract hire to local authorities and selected corporate customers throughout the United Kingdom.

          On October 1, 1999, Mason Hill completed the acquisition of all the issued and outstanding capital of Mason Hill & co., Inc. ("Mason Hill") in exchange for the issuance of 15,886,618 shares of Common Stock. In addition to the foregoing, Mason Hill's then existing subsidiaries were reorganized and spun-off to its shareholders.

          Simultaneously with the acquisition of Mason Hill & Co., Inc., the Company changed its name from Pride, Inc. to Mason Hill Holdings, Inc. ("The Company"). For financial reporting purposes the transaction was accounted for as a reverse acquisition. Mason Hill was treated as the acquirer and is the ongoing reporting entity. As a result of the foregoing, Mason Hill has effectively discontinued its prior operations, and has now been reconstituted as a parent holding Company for Mason Hill.
          Mason Hill through its wholly-owned subsidiary, Mason Hill, offered a full line of securities brokerage services to its clients. Mason Hill was a broker-dealer registered with the Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers, Inc. ("NASD").

          During the quarter ended June 30, 2001, Mason Hill's operating subsidiary Mason Hill & Co. was liquidated by SIPC.

          As a result of the SIPC liquidation of Mason Hill's operating subsidiary, Mason Hill was reorganized into a shell corporation, whose principal business is to locate and consumate a merger with an ongoing business.

     NOTE  2-     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          BASIS  OF  PRESENTATION

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

          INVESTMENT  BANKING

          Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which Mason Hill acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger-and-acquisition and financial restructuring advisory services. Investment banking management fees are recorded on offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

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

          INCOME  TAXES

          Mason Hill and its subsidiary are included in the consolidated federal income tax return filed by the Parent. Federal income taxes are calculated as if the Companies filed on a separate return basis, and the amount of current tax or benefit calculated is either remitted to or received from the Parent. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statement, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between years.

     STOCK  BASED  COMPENSATION

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123") encourages, but does not require, Companies to record compensation cost for stock-based employee compensation plans at fair value. Mason Hill has elected to account for stock-based compensation using the fair value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

     FURNITURE,  EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS

     Furniture, Equipment and Leasehold Improvements - Furniture, equipment and leasehold improvements are recorded at cost. Depreciation is provided by straight line and accelerated methods over the estimated useful lives of the assets, principally 5 years.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The carrying amounts of Mason Hill's financial instruments which include cash equivalents, accounts payable, accrued expenses approximate their fair values at March 31, 2001.

     COMPREHENSIVE  INCOME

     Mason Hill  adopted  SFAS  No.  130, Reporting Comprehensive Income (SFAS
130), effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from certain transactions and the events and circumstances from non-owner sources. For the periods presented in the accompanying combined statements of operations, comprehensive income equals the amounts of net income reported on the accompanying combined statements of operations.

     HISTORICAL  NET  INCOME  PER  SHARE

     Mason Hill computes net income per common share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per common share is computed by dividing net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Also, the shares outstanding for all periods shown have been adjusted to reflect the 1 for 2 reverse split as of October 1, 1999.

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

          Mason Hill primarily conducts activities as a broker-dealer in securities and investment banking activities. Management uses one measurement of profitability and does not separate or segment its business for internal reporting.

          STATEMENT  OF  CASH  FLOWS

          For purposes of the Statement of Cash Flows, Mason Hill has defined cash equivalents as highly liquid investments, with original maturities of less than ninety days, that are not held for sale in the ordinary course of business.

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

     NOTE  3-     CONCENTRATIONS  OF  CREDIT  RISK

          Mason Hill is engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, Mason Hill may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company's policy to review, as necessary, the credit standing of each counterparty.

     NOTE  4-     COMMITMENTS  AND  CONTINGENT  LIABILITIES

          Mason Hill has obligations under operating leases with initial noncancelable terms in excess of one year. Aggregate annual rentals for real estate at March 31, 2001, are approximately as listed below:


          2001                                   $      917

          Rent expense for year ended March 31, 2001 is included in loss from discontinued operations.

     NOTE  5-     NOTE  PAYABLE

          In December 2000 Mason Hill purchased 1,000,000 common shares of Vianet Technologies for an aggregate price of $600,000, consisting of offsetting a $150,000 receivable due Mason Hill from the seller and the issuance of a promissory note for $450,000 face value due in two years. This note was forgiven in 2003.

     NOTE  6-     INCOME  TAXES

          Mason Hill files a consolidated federal tax return with its subsidiary. Because of Mason Hill's losses no income taxes have been accrued. Mason Hill has a deferred tax asset of approximately $1,100,000 at March 31, 2001, for which a 100% valuation allowance is netted. The deferred tax asset results principally from net operating loss carryovers. Net operating losses aggregate approximately $3,449,000, expiring as follows:


          2018                                   $      481,000
          2019                                         349,000
          2020                                         319,000
          2021                                         2,300,000
                                             $      3,449,000

     NOTE  7-     EMPLOYEE  BENEFIT  PLANS

     Mason Hill has a 401(k) Plan in which all eligible employees may participate. To be eligible the employee must be at least 21 years old, employed at least one year and work at least 1,000 hours a year. Mason Hill does not make any contribution to the plan.

ITEM  8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

During 2003 Mason Hill agreed to reengage its independent auditor, Demetrius & Company, L.L.C., to complete its filings and regain current reporting status with the Securities and Exchange Commission. Mason Hill had previously engaged Demetrius & Company, L.L.C. as its independent auditor on April 30, 2000 to audit its financial statements for the year ended March 31, 2000. Until recently, Mason Hill's last filing was on Form 10-QSB for the quarter ended December 31, 2000.

ITEM  8A       CONTROLS  AND  PROCEDURES

Evaluation  of  disclosure  controls  and  procedures

Mason Hill's principal executive officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of date within 90 days prior to the filing of this Report on Form 10-KSB, has concluded that Mason Hill's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

Changes  in  internal  controls

There were no significant changes in Mason Hill's internal controls or in other factors that could significantly affect Mason Hill's internal controls subsequent to the date of their evaluation.

PART  III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of Mason Hill Holdings are as follows:


Name                               Age               Position
Christopher J. Kinsley             45                President, Treasurer and
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

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to Mason Hill Holdings during fiscal year ended March 31, 2001, Mason Hill is not aware of any director, officer or beneficial owner of more than ten percent of Mason Hill's Common Stock that failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM  10.     EXECUTIVE COMPENSATION

The following table sets out annual compensation, long-term compensation and all other compensation awarded to Mason Hill Holdings' Chief Executive Officer during its fiscal year ended March 31, 2001.

Director and Executive Compensation:

---------------------------- -------------------- ----------------------------------- ---------------- -------------
                                                         Annual Compensation          Long Term
                                                                                      Compensation
---------------------------- -------------------- ---------- --------- -------------- ---------------- -------------
Name and Principal Position      Year Ended        Salary    Bonus     Other Annual   Securities       All Other
                                                                       Compen-sation  under Options    Compen-sation
                                                                                      Granted
---------------------------- -------------------- ---------- --------- -------------- ---------------- -------------
Christopher Kinsley,           March 31, 2001       ----       ---                          ---            ---
President and Chief
Executive Officer

---------------------------- -------------------- ---------- --------- -------------- ---------------- -------------

Employment Agreements

     Mason Hill intends to enter into an employment  agreement with Mr.
Kinsley, which agreement shall generally provide for a salary in the amount of $50,000, and a bonus based upon a percentage of Mason Hill's net profits
(not to exceed an aggregate of 5%).


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


     The following table sets forth, as of August 10, 2001, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to Mason Hill Holdings to own 5% or more of the outstanding shares of Common Stock, (ii) each director of Mason Hill Holdings, (iii) the executive officers of Mason Hill Holdings, and (iv) all directors and officers of Mason Hill Holdings as a group:

Outstanding Common Stock Beneficially Owned

--------------------------------------------------------------------------------------------------------------------
Name and Address of Beneficial    Number of Units of Common                Percentage of Voting Stock
             Owner                          Stock
-------------------------------- ---------------------------- ------------------------------------------------------
Christopher Kinsley                     5,077,321 (1)                                 33.7%

Officers  and  Directors as a           5,077,321 (1)                                 33.7%
Group (1 Persons)

The address for the above  identified  officers  and directors  of Mason Hill  Holdings is c/o Mason Hill  Holdings,  Inc.,  110 Wall
Street, New York, New York, 10005.

ITEM  12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits
          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

          (b)  Reports  on  Form  8-K
          Listed below are reports on Form 8-K filed during the fiscal year ended March 31, 2001.

          None

SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                MASON HILL HOLDINGS, INC.



                                                By: /s/ Geoffrey Eiten
                                                Name: Geoffrey Eiten
                                                Title: President
                                                Date: March 31, 2004

     In accordance with the Exchange Act, this report has been signed below By the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By: /s/ Geoffrey Eiten
                                   Name: Geoffrey Eiten
                                  Title: Director, President,
                                       Acting Chief Financial Officer, Secretary
                                   Date: March 31, 2004