Form 10QSB
period 2001-06-30
MASON HILL HOLDINGS INC
filed 2004-03-25
CIK 840159

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

   [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-25037

                            Mason Hill Holdings, Inc.

        (Exact name of small business issuer as specified in its charter)


               DELAWARE                                  65-0109088
(State  or  other  jurisdiction  of         (IRS Employer  Identification  No.)
 incorporation  or  organization)

                         300 Chestnut Street, Suite 200
                                Needham, MA 02492
                    (Address of Principal Executive Offices)

                                 (781) 444-6100
                           (Issuer's telephone number)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X].

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 20,000,000 shares of common stock, $0.002 par value, as of February 4, 2004.

PART  I

FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

The financial statements of Mason Hill Holdings, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-SB for the year ended March 31, 2001.






                            MASON HILL HOLDINGS, INC.
                        STATEMENTS OF FINANCIAL CONDITION

                                                               June 30,       March 31,
                                                               -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . .          2001           2001
                                                               -------------  -------------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . .  $    567,888   $    567,888
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .        26,000         25,000
                                                               -------------  -------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .       593,888        592,888

Stockholders' equity
Common stock, par value $0.002, 20,000,000 shares authorized,
     13,872,106 shares issued and outstanding . . . . . . . .        27,744         27,744
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .    15,404,046     15,404,046
Accumulated other comprehensive loss. . . . . . . . . . . . .       (76,645)       (76,645)
Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .   (15,949,033)   (15,948,033)
                                                               -------------  -------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . .      (593,888)      (592,888)
                                                               -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $          -   $          -
                                                               =============  =============






                            MASON HILL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the three months ended June 30,

                                                    2001          2000
                                             ------------  ------------
Revenues:
                                             $         -   $         -
                                             ------------  ------------

          Total Revenues. . . . . . . . . .            -             -
                                             ------------  ------------


Expenses:
  Stock compensation. . . . . . . . . . . .            -       232,050
  Operating expenses. . . . . . . . . . . .        1,000         2,867
                                             ------------  ------------

          Total Expenses. . . . . . . . . .        1,000       234,917
                                             ------------  ------------

Loss before income taxes. . . . . . . . . .       (1,000)     (234,917)

Provision for income taxes. . . . . . . . .            -             -
                                             ------------  ------------

Net loss from continuing operations . . . .       (1,000)     (234,917)

Discontinued operations (Note 1)
  Loss from discontinued operations . . . .            -      (385,449)
                                             ------------  ------------

Net loss. . . . . . . . . . . . . . . . . .  $    (1,000)  $  (620,366)
                                             ============  ============

Basic and diluted loss per common share:
  From continuing operations. . . . . . . .  $     (0.00)  $     (0.02)
  From discontinued operations. . . . . . .            -         (0.03)
                                             ------------  ------------
  Total loss per share. . . . . . . . . . .  $     (0.00)  $     (0.05)
                                             ============  ============

Weighted average common shares outstanding.   13,872,106    13,251,269
                                             ============  ============




                            MASON HILL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                                                           2001        2000
                                                                        --------  ----------

Operating Activities
----------------------------------------------------------------------
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,000)  $(620,366)
  Add loss from discontinued operations. . . . . . . . . . . . . . . .        -     385,449
                                                                        --------  ----------
   Loss from continuing operations . . . . . . . . . . . . . . . . . .   (1,000)   (234,917)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Stock compensation. . . . . . . . . . . . . . . . . . . . . . . . .        -     232,050
   Increase in accrued expenses. . . . . . . . . . . . . . . . . . . .    1,000           -
                                                                        --------  ----------
   Net cash used by operating activities of continuing operations. . .        -      (2,867)

Financing Activities
----------------------------------------------------------------------
   Proceeds from issuance of common stock. . . . . . . . . . . . . . .        -           -
                                                                        --------  ----------
   Net cash provided by financing activities of continuing operations.        -           -
                                                                        --------  ----------

   Net cash used in discontinued operations. . . . . . . . . . . . . .        -    (579,751)

   Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . .        -    (582,618)
   Cash at beginning of period . . . . . . . . . . . . . . . . . . . .        -     713,244
                                                                        --------  ----------
   Cash at end of period . . . . . . . . . . . . . . . . . . . . . . .  $     -   $ 130,626
                                                                        ========  ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -   $       -
                                                                        ========  ==========
     Income taxes (benefits) . . . . . . . . . . . . . . . . . . . . .  $     -   $       -
                                                                        ========  ==========




NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

Note  1-     NATURE  OF  BUSINESS

          During the quarter ended June 30, 2001, the Company's operating subsidiary Mason Hill & Co. was liquidated by SIPC.

          As a result of the SIPC liquidation of the Company's operating subsidiary, the Company was reorganized into a shell corporation, whose principal business is to locate and consumate a merger with an ongoing business.

Note  2-     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

          The Company prepares its financial statements using the accrual basis of accounting.

USE  OF  ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the accounting period. Actual results could differ from those estimates.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

          For financial instruments including notes payable accrued expenses, it was assumed that carrying amount approximated fair value because of the short maturities of such instruments.
Note  3-     INCOME  TAXES

          There is no provision for income taxes for the period ended June 30, 2001 as the Company had a net loss.

ITEM  2

Management's  Discussion  and  Analysis  or  Plan  of  Operation

The Company has reorganized itself and ceased all business operations other than to locate and negotiate with a business entity for the combination of that target company with the Company. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities as part of the business combination or at specified times thereafter.

Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

ITEM  3

Controls  and  Procedures

Evaluation  of  disclosure  controls  and  procedures

The Company's principal executive officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

Changes  in  internal  controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART  2

     OTHER  INFORMATION

Legal  proceedings

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Changes  in  Securities  and  Use  of  Proceeds

None.

Defaults  Upon  Senior  Securities

None.

Submission  of  Matters  to  a  Vote  of  Security  Holders

None.

Other  Information

None.

Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350)

(b)  Reports  on  Form  8-K
Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2001.

None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     MASON  HILL  HOLDINGS,  INC.




     Date:  February  24,  2004               /s/  Geoffrey  Eiten
                                   Geoffrey  Eiten
                                   President