Form 10QSB
period 2001-09-30
MASON HILL HOLDINGS INC
filed 2004-03-25
CIK 840159

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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





                            MASON HILL HOLDINGS, INC.
                        STATEMENTS OF FINANCIAL CONDITION

                                                               September 30,    March 31,
                                                               ---------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                2001           2001
                                                               ---------------  -------------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . .  $      567,888   $    567,888
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .          27,000         25,000
                                                               ---------------  -------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .         594,888        592,888

Stockholders' equity
Common stock, par value $0.002, 20,000,000 shares authorized,
     13,872,106 shares issued and outstanding . . . . . . . .          27,744         27,744
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .      15,404,046     15,404,046
Accumulated other comprehensive loss. . . . . . . . . . . . .         (76,645)       (76,645)
Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .     (15,950,033)   (15,948,033)
                                                               ---------------  -------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . .        (594,888)      (592,888)
                                                               ---------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $            -   $          -
                                                               ===============  =============




                            MASON HILL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the three months ended    For the six months ended
                                                    September 30,             September 30,

                                                  2001          2000          2001          2000
                                           ------------  ------------  ------------  ------------
Revenues:
                                           $         -   $         -   $         -   $         -
                                           ------------  ------------  ------------  ------------

          Total Revenues. . . . . . . . .            -             -             -             -
                                           ------------  ------------  ------------  ------------


Expenses:
  Stock compensation. . . . . . . . . . .            -             -             -       232,050
  Operating expenses. . . . . . . . . . .        1,000             -         2,000             -
                                           ------------  ------------  ------------  ------------

          Total Expenses. . . . . . . . .        1,000             -         2,000       232,050
                                           ------------  ------------  ------------  ------------

Loss before income taxes. . . . . . . . .       (1,000)            -        (2,000)     (232,050)

Provision for income taxes. . . . . . . .            -             -             -             -
                                           ------------  ------------  ------------  ------------

Net loss from continuing operations . . .       (1,000)            -        (2,000)     (232,050)

Discontinued operations (Note 1)
  Loss from discontinued operations . . .            -      (693,466)            -    (1,081,782)
                                           ------------  ------------  ------------  ------------

Net loss. . . . . . . . . . . . . . . . .  $    (1,000)  $  (693,466)  $    (2,000)  $(1,313,832)
                                           ============  ============  ============  ============

Basic and diluted loss per common share:
  From continuing operations. . . . . . .  $     (0.00)  $         -   $     (0.00)  $     (0.00)
  From discontinued operations. . . . . .            -         (0.05)            -         (0.07)
                                           ------------  ------------  ------------  ------------
  Total loss per share. . . . . . . . . .  $     (0.00)  $     (0.05)  $     (0.00)  $     (0.09)
                                           ============  ============  ============  ============

Weighted average common shares
  outstanding . . . . . . . . . . . . . .   13,872,106    14,438,769    13,872,106    14,438,769
                                           ============  ============  ============  ============




                            MASON HILL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                           2001          2000
                                                                        --------  ------------

Operating Activities
----------------------------------------------------------------------
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,000)  $(1,313,832)
  Add loss from discontinued operations. . . . . . . . . . . . . . . .        -     1,081,782
                                                                        --------  ------------
   Loss from continuing operations . . . . . . . . . . . . . . . . . .   (2,000)     (232,050)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Stock compensation. . . . . . . . . . . . . . . . . . . . . . . . .        -       232,050
   Increase in accrued expenses. . . . . . . . . . . . . . . . . . . .    2,000             -
                                                                        --------  ------------
   Net cash used by operating activities of continuing operations. . .        -             -

Financing Activities
----------------------------------------------------------------------
   Proceeds from issuance of common stock. . . . . . . . . . . . . . .        -       512,790
                                                                        --------  ------------
   Net cash provided by financing activities of continuing operations.        -       512,790
                                                                        --------  ------------

   Net cash used in discontinued operations. . . . . . . . . . . . . .        -    (1,854,579)

   Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . .        -    (1,341,789)
   Cash at beginning of period . . . . . . . . . . . . . . . . . . . .        -       713,244
                                                                        --------  ------------
   Cash at end of period . . . . . . . . . . . . . . . . . . . . . . .  $     -   $  (628,545)
                                                                        ========  ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -   $         -
                                                                        ========  ============
     Income taxes (benefits) . . . . . . . . . . . . . . . . . . . . .  $     -   $         -
                                                                        ========  ============




NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2001

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


Note  3-     INCOME  TAXES

There is no provision for income taxes for the period ended September 30, 2001 as the Company had a net loss.

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


PART  II     OTHER  INFORMATION

Item  1.     Legal  proceedings

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

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350)

     (b)  Reports  on  Form  8-K

     Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 2001.

     None

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MASON  HILL  HOLDINGS,  INC.



Date:  February  24,  2004    /s/  Geoffrey  Eiten
                              Geoffrey  Eiten
                              President