Form 10QSB
period 2001-12-31
MASON HILL HOLDINGS INC
filed 2004-03-25
CIK 840159

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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





MASON HILL HOLDINGS, INC.
STATEMENTS OF FINANCIAL CONDITION



                                                               December 31,    March 31,
                                                               --------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . .           2001           2001
                                                               --------------  -------------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . .  $     567,888   $    567,888
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .         28,000         25,000
                                                               --------------  -------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .        595,888        592,888

Stockholders' equity
Common stock, par value $0.002, 20,000,000 shares authorized,
     13,872,106 shares issued and outstanding . . . . . . . .         27,744         27,744
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .     15,404,046     15,404,046
Accumulated other comprehensive loss. . . . . . . . . . . . .        (76,645)       (76,645)
Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .    (15,951,033)   (15,948,033)
                                                               --------------  -------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . .       (595,888)      (592,888)
                                                               --------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $           -   $          -
                                                               ==============  =============





                            MASON HILL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the three months ended   For the nine months ended
                                                  December 31,                December 31,

                                                  2001          2000          2001          2000
                                           ------------  ------------  ------------  ------------
Revenues:
                                           $         -   $         -   $         -   $         -
                                           ------------  ------------  ------------  ------------

          Total Revenues. . . . . . . . .            -             -             -             -
                                           ------------  ------------  ------------  ------------


Expenses:
  Stock compensation. . . . . . . . . . .            -             -             -       232,050
  Operating expenses. . . . . . . . . . .        1,000             -         3,000             -
                                           ------------  ------------  ------------  ------------

          Total Expenses. . . . . . . . .        1,000             -         3,000       232,050
                                           ------------  ------------  ------------  ------------

Loss before income taxes. . . . . . . . .       (1,000)            -        (3,000)     (232,050)

Provision for income taxes. . . . . . . .            -             -             -             -
                                           ------------  ------------  ------------  ------------

Net loss from continuing operations . . .       (1,000)            -        (3,000)     (232,050)

Discontinued operations (Note 1)
  Loss from discontinued operations . . .            -      (575,707)            -    (1,657,489)
                                           ------------  ------------  ------------  ------------

Net loss. . . . . . . . . . . . . . . . .  $    (1,000)  $  (575,707)  $    (3,000)  $(1,889,539)
                                           ============  ============  ============  ============

Basic and diluted loss per common share:
  From continuing operations. . . . . . .  $     (0.00)  $         -   $     (0.00)  $     (0.02)
  From discontinued operations. . . . . .            -         (0.04)            -         (0.11)
                                           ------------  ------------  ------------  ------------
  Total loss per share. . . . . . . . . .  $     (0.00)  $     (0.04)  $     (0.00)  $     (0.12)
                                           ============  ============  ============  ============

Weighted average common shares
  outstanding . . . . . . . . . . . . . .   13,872,106    15,360,374    13,872,106    15,360,374
                                           ============  ============  ============  ============







MASON HILL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                                           2001          2000
                                                                        --------  ------------

Operating Activities
----------------------------------------------------------------------
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,000)  $(1,889,539)
  Add loss from discontinued operations. . . . . . . . . . . . . . . .        -     1,657,489
                                                                        --------  ------------
   Loss from continuing operations . . . . . . . . . . . . . . . . . .   (3,000)     (232,050)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Stock compensation. . . . . . . . . . . . . . . . . . . . . . . . .        -       232,050
   Increase in accrued expenses. . . . . . . . . . . . . . . . . . . .    3,000             -
                                                                        --------  ------------
   Net cash used by operating activities of continuing operations. . .        -             -

Financing Activities
----------------------------------------------------------------------
   Proceeds from issuance of common stock. . . . . . . . . . . . . . .        -       577,790
                                                                        --------  ------------
   Net cash provided by financing activities of continuing operations.        -       577,790
                                                                        --------  ------------

   Net cash used in discontinued operations. . . . . . . . . . . . . .        -    (1,268,106)

   Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . .        -      (690,316)
   Cash at beginning of period . . . . . . . . . . . . . . . . . . . .        -       713,244
                                                                        --------  ------------
   Cash at end of period . . . . . . . . . . . . . . . . . . . . . . .  $     -   $    22,928
                                                                        ========  ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -   $         -
                                                                        ========  ============
     Income taxes (benefits) . . . . . . . . . . . . . . . . . . . . .  $     -   $         -
                                                                        ========  ============



OTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2001


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

          There is no provision for income taxes for the period ended December 31, 2001 as the Company had a net loss.


Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

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

Item  3.     Controls  and  Procedures

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

Item  6.     Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange
     Act).

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350)

     (b)  Reports  on  Form  8-K

     Listed below are reports on Form 8-K filed during the fiscal quarter ended December 31, 2001.

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