Form 10KSB
period 2002-03-31
MASON HILL HOLDINGS INC
filed 2004-05-06
CIK 840159

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended March 31, 2002 Commission File No. 033-24178-A

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


     Securities registered pursuant to Section 12(b) of the Exchange Act: [None] Securities registered pursuant to Section 12(g) of the Exchange Act: [ ]
Common  Stock,  $.002  Par  Value  Per  Share

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The  Company's  revenues  for  its  most  recent  fiscal  year  were  $0.

     The aggregate market value of the voting stock held by non-affiliates of the Company was $0 as of April 26, 2004 based on the average bid and asked prices of such stock as of that date.

     There were 20,000,000 shares of Common Stock, $.002 par value outstanding as of April 26, 2004.

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

Item  2.       Description  of  Property

Mason  Hill  is  provided  space without charge by its President Geoffrey Eiten.

Item  3.  Legal  Proceedings

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None.

                                     Part II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters

Mason Hill's common stock trades infrequently under the symbol MHLL on the Pink Sheets. At present, there is no established trading market for its common stock. During the last two years the high and low sales price for each quarter as reported by IDD Information Services was as follows.




Quarter Ended                                 High               Low

March 31, 2000                               .50                .26
June 30, 2000                                .55                .26
September 30, 2000                           .50                .08
December 31, 2000                            .141               .031

March 31, 2001                                0                   0
June 30, 2001                                 0                   0
September 30, 2001                            0                   0
December 31, 2001                             0                   0

March 31, 2002                                0                   0

There were 20,000,000 shares of Common Stock, $.002 par value outstanding as of April 26, 2004. The outstanding shares are held of record by approximately 100 stockholders.

Recent  Sales  of  Unregistered  Securities

None.



Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

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

Item  7.  Financial  Statements

The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-9 are incorporated herein by reference.

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


Item  8A.  Controls  and  Procedures

(a) As of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer made an evaluation of the company's disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) of the Securities Exchange Act). Based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 under the Exchange Act, in his opinion, the disclosure controls and procedures are effective.

(b) During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

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

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

 Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to Mason Hill Holdings during fiscal year ended March 31, 2002, Mason Hill is not aware of any director, officer or beneficial owner of more than ten percent of Mason Hill's Common Stock that failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code  of  Ethics

The Company has not yet adopted a Code of Ethics as it is still in the development stage.



Item  10.  Executive  Compensation

The following table sets out annual compensation, long-term compensation and all other compensation awarded to Mason Hill Holdings' Chief Executive Officer during its fiscal year ended March 31, 2001 and March 31, 2002.

Director  and  Executive  Compensation:

---------------------------- -------------------- ----------------------------------- ---------------- -------------
                                                         Annual Compensation                  Long Term
                                                                                               Compensation
---------------------------- -------------------- ---------- --------- -------------- ---------------- -------------
Name and Principal Position        Year Ended        Salary    Bonus     Other Annual     Securities         All Other
                                                                        Compensation     under Options     Compensation
                                                                                                            Granted
---------------------------- -------------------- ---------- --------- -------------- ---------------- ----------------
Christopher Kinsley,              March 31, 2002       ----       ---        ---              ---             ---
President and Chief
Executive Officer                 March 31, 2001       ----       ---        ---              ---             ---

Employment  Agreements

 Mason Hill intends to enter into an employment agreement with Mr. Kinsley, which agreement shall generally provide for a salary in the amount of $50,000, and a bonus based upon a percentage of Mason Hill's net profits (not to exceed an aggregate of 5%).

Audit  Committee  Financial  Expert

The Company does not have an audit committee financial expert serving on its audit committee as it is still in the development stage.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2002, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to Mason Hill Holdings to own 5% or more of the outstanding shares of Common Stock, (ii) each director of Mason Hill Holdings, (iii) the executive officers of Mason Hill Holdings, and (iv) all directors and officers of Mason Hill Holdings as a group:

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
Group (1 Persons)

(1) The address for the above  identified  officers  and directors  of Mason Hill  Holdings  is c/o Mason Hill
Holdings,  Inc.,  110 Wall Street, New York, New York, 10005.

Item  12.  Certain  Relationships  and  Related  Transactions

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

Item  13.  Exhibits  and  Reports  on  Form  8-K

 (a)  Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
(b)  Reports  on  Form  8-K

Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 2002.
None

Item  14.  Principal  Accountant  Fees  and  Services

(1)  Audit  Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $6,750.00 for fiscal 2001 and $2,750.00 for fiscal 2002.

(2)  Audit-Related  Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and not reported under Item 1 was 0.

(3)  Tax  Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning was 0.
(4)  All  Other  Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than services listed in Items 1 to 3 above, was 0.


                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                MASON  HILL  HOLDINGS,  INC.

                                                By:  /s/  Geoffrey  Eiten
                                                Name:  Geoffrey  Eiten
                                                Title:  President
                                                Date:  April  7,  2004

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                By:  /s/  Geoffrey  Eiten
                                                Name:  Geoffrey  Eiten
                                                Title:  Director,  President,
                                                Acting  Chief Financial Officer,
Secretary
                                                Date:  April  7,  2004



                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  and  Stockholders
Mason  Hill  Holdings,  Inc.

We have audited the accompanying consolidated balance sheet of Mason Hill Holdings, Inc. and Subsidiary as of March 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the two year period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibilty is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mason Hill Holdings, Inc. and its Subsidiary at March 31, 2002 and the consolidated results of their operations and their cash flows for each of the two years ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/DEMETRIUS  &  COMPANY.  L.L.C.
Wayne,  New  Jersey
April  7,  2004

                               MASON HILL HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   MARCH 31, 2002
             ASSETS

TOTAL ASSETS                                                              $  -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Notes payable                                                             $567,888
Accrued expenses                                                            29,000

TOTAL LIABILITIES                                                          596,888

Stockholders' equity (deficit)
Common stock, par value $0.002, 20,000,000 shares authorized,
13,872,106 shares issued and outstanding                                   27,744
Paid-in capital                                                        15,404,046
Accumulated other comprehensive loss                                      (76,645)
Deficit                                                               (15,952,033)

Total Stockholders' Equity (Deficit)                                     (596,888)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $  ________

See Notes to Financial Statements





                            MASON HILL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                                                             2,002         2,001
                                                                                       ------------  ------------
Revenues:
                                                                                                 -             -
                                                                                       ------------  ------------

          Total Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -             -
                                                                                       ------------  ------------


Expenses:
  Stock compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -       232,050
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -        12,086
  Operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,000        25,000
  Loss on securities investment . . . . . . . . . . . . . . . . . . . . . . . . . . .            -       321,263
                                                                                       ------------  ------------

          Total Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,000       590,399
                                                                                       ------------  ------------

Loss before income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,000)     (590,399)

Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -             -
                                                                                       ------------  ------------

Net loss from continuing operations . . . . . . . . . . . . . . . . . . . . . . . . .       (4,000)     (590,399)

Discontinued operations (Note 1)
  Loss from discontinued operations including a $649,425 loss on disposal at 3/31/01
                                                                                                 -    (2,358,179)
                                                                                       ------------  ------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (4,000)  $(2,948,578)
                                                                                       ============  ============

Basic and diluted loss per common share:
  From continuing operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $     (0.04)
  From discontinued operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .            -            (0)
                                                                                       ------------  ------------
  Total loss per share. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $     (0.21)
                                                                                       ============  ============

Weighted average common shares outstanding. . . . . . . . . . . . . . . . . . . . . .   13,872,106    13,872,106
                                                                                       ============  ============
See Notes to Financial Statements




                                     MASON HILL HOLDINGS, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                                                                             2002             2001
                                                                       -----------  ---------------

Operating Activities
---------------------------------------------------------------------
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(4,000.00)  $(2,948,578.00)
  Add loss from discontinued operations . . . . . . . . . . . . . . .           -        2,358,179
                                                                       -----------  ---------------
   Loss from continuing operations. . . . . . . . . . . . . . . . . .      -4,000         -590,399
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Stock compensation . . . . . . . . . . . . . . . . . . . . . . . .           -          232,050
   Increase in accrued expenses . . . . . . . . . . . . . . . . . . .       4,000           25,000
                                                                       -----------  ---------------
   Net cash used by operating activities of continuing operations . .           -         -333,349

Financing Activities
---------------------------------------------------------------------
   Proceeds from issuance of common stock . . . . . . . . . . . . . .           -          512,790
   Capital contributed. . . . . . . . . . . . . . . . . . . . . . . .           -                -
                                                                       -----------  ---------------
   Net cash provided by financing activities of continuing operations           -          512,790

   Net cash used in discontinued operations . . . . . . . . . . . . .           -         -202,369
                                                                       -----------  ---------------

   Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . .           -          -22,928
   Cash at beginning of period. . . . . . . . . . . . . . . . . . . .           -           22,928
                                                                       -----------  ---------------
   Cash at end of period. . . . . . . . . . . . . . . . . . . . . . .  $        -                -
                                                                       ===========  ===============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        -   $            -
                                                                       ===========  ===============
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .  $        -   $            -
                                                                       ===========  ===============
See Notes to Financial Statements.



                                                MASON HILL HOLDINGS, INC.

                                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)


                                                             Accumulated
                       Common Stock             Additional   Other
                                                Paid-in      Comprehensive
                       Shares         Amount    Capital      Loss             Deficit        Totals
                       -------------  --------  -----------  ---------------  -------------  ------------

Balances at
  March 31, 2000. . .    12,726,269   $25,452   $14,402,243  $      (76,645)  $(12,999,455)  $ 1,351,595

Stock based
  compensation for
  services. . . . . .     1,050,000     2,100       229,950               -              -       232,050

Private placement . .     1,362,500     2,725       510,065               -              -       512,790

Shares purchased by
  officer/shareholder
  not issued. . . . .    (1,266,663)   (2,533)        2,533               -              -             -

Capital contributed
  by officer. . . . .             -         -       259,255               -              -       259,255

Net loss. . . . . . .             -         -             -               -     (2,948,578)   (2,948,578)
                       -------------  --------  -----------  ---------------  -------------  ------------

Balances at
  March 31, 2001. . .    13,872,106    27,744    15,404,046         (76,645)   (15,948,033)     (592,888)


Net loss. . . . . . .             -         -             -               -         (4,000)       (4,000)
                       -------------  --------  -----------  ---------------  -------------  ------------

Balances at
  March 31, 2002. . .    13,872,106   $27,744   $15,404,046  $      (76,645)  $(15,952,033)  $  (596,888)
                       =============  ========  ===========  ===============  =============  ============
See Notes to Financial Statements.

                            MASON HILL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

          The Company through its wholly-owned subsidiary, Mason Hill, offered a full line of securities brokerage services to its clients. Mason Hill was a broker-dealer registered with the Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers, Inc. ("NASD").

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

          INCOME  TAXES

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

          FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

          The carrying amounts of the Company's financial instruments which include cash equivalents, accounts payable, accrued expenses approximate their fair values at March 31, 2002.

          COMPREHENSIVE  INCOME

          The Company adopted SFAS No. 130, Reporting Comprehensive Income (SFAS
130), effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from certain transactions and the events and circumstances from non-owner sources. For the periods presented in the accompanying consolidated statements of operations, comprehensive income equals the amounts of net income reported on the accompanying consolidated statements of operations.


          HISTORICAL  NET  INCOME  PER  SHARE

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


          USE  OF  ESTIMATES

          Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Note  3-     COMMITMENTS  AND  CONTINGENT  LIABILITIES

          The Company's president provides office space to the Company at no charge.


Note  4-     NOTE  PAYABLE

          In December 2000 the Company purchased 1,000,000 common shares of Vianet Technologies for an aggregate price of $600,000, consisting of offsetting a $150,000 receivable due the Company from the seller and the issuance of a promissory note for $450,000 face value due in two years. This note was forgiven in 2003.

Note  5-     INCOME  TAXES

          The Company files a consolidated federal tax return with its subsidiary. Because of the Company's losses no income taxes have been accrued. The Company has a deferred tax asset of approximately $1,100,000 at March 31, 2002, for which a 100% valuation allowance is netted. The deferred tax asset results principally from net operating loss carryovers. Net operating losses aggregate approximately $3,449,000, expiring as follows:

          2018                                   $       481,000
          2019                                           349,000
          2020                                           319,000
          2021                                         2,300,000
                                                 $     3,449,000