Form 10QSB
period 2002-06-30
MASON HILL HOLDINGS INC
filed 2004-05-06
CIK 840159

2

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 20,000,000 shares of common stock, $0.002 par value, as of April 4, 2004.



                                     PART I


                              FINANCIAL INFORMATION



ITEM  1.  FINANCIAL  STATEMENTS

The financial statements of Mason Hill Holdings, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10K-SB for the year ended March 31, 2002.



                                           MASON HILL HOLDINGS, INC.

                                          CONSOLIDATED BALANCE SHEETS


                                                               June 30,       March 31,
                                                               -------------  -------------
               LIABILITIES AND STOCKHOLDERS' EQUITY                2002           2002
                                                               -------------  -------------
                                                                 (unaudited)
                                                               -------------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . .  $    567,888   $    567,888
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .        30,000         29,000
                                                               -------------  -------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .       597,888        596,888

Stockholders' equity
Common stock, par value $0.002, 20,000,000 shares authorized,
     13,872,106 shares issued and outstanding . . . . . . . .        27,744         27,744
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .    15,404,046     15,404,046
Accumulated other comprehensive loss. . . . . . . . . . . . .       (76,645)       (76,645)
Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .   (15,953,033)   (15,952,033)
                                                               -------------  -------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . .      (597,888)      (596,888)
                                                               -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $          -   $          -
                                                               =============  =============


                                   MASON HILL HOLDINGS, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                          (UNAUDITED)



                                                   2002          2001
                                            ------------  ------------
Revenues:
                                            $         -    $        -
                                            ------------  ------------

          Total Revenues . . . . . . . . .            -             -
                                            ------------  ------------


Expenses:
  Operating expenses . . . . . . . . . . .        1,000         1,000
                                            ------------  ------------

          Total Expenses . . . . . . . . .        1,000         1,000
                                            ------------  ------------

Loss before income taxes . . . . . . . . .       -1,000        -1,000

Provision for income taxes . . . . . . . .            -             -
                                            ------------  ------------

Net loss . . . . . . . . . . . . . . . . .  $    (1,000)  $    (1,000)
                                            ============  ============

Basic and diluted loss per common share. .  $         -   $         -
                                            ============  ============

Weighted average common shares outstanding   13,872,106    13,872,106
                                            ============  ============



                            MASON HILL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                       2002      2001
                                                    --------  --------

Operating Activities
--------------------------------------------------
   Net loss from continuing operations . . . . . .  $(1,000)  $(1,000)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Increase in accrued expenses. . . . . . . . . .    1,000     1,000
                                                    --------  --------
   Net cash used by operating activities . . . . .        -         -

   Increase (decrease) in cash . . . . . . . . . .        -         -
   Cash at beginning of period . . . . . . . . . .        -         -
                                                    --------  --------
   Cash at end of period . . . . . . . . . . . . .  $     -   $     -
                                                    ========  ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . .  $     -   $     -
                                                    ========  ========
     Income taxes. . . . . . . . . . . . . . . . .  $     -   $     -
                                                    ========  ========

                            MASON HILL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

          BASIS  OF  PRESENTATION
          -----------------------

          The Company prepares its financial statements using the accrual basis of accounting.

          USE  OF  ESTIMATES
          ------------------

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


          FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
          ---------------------------------------

          For financial instruments including accrued expenses, it was assumed that carrying amount approximated fair value because of the short maturities of such instruments.


     NOTE  3-     INCOME  TAXES

          There is no provision for income taxes for the period ended June 30, 2002 as the Company had a net loss.


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


ITEM 3.  CONTROLS  AND  PROCEDURES


Evaluation  of  disclosure  controls  and  procedures
-----------------------------------------------------

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


Changes  in  internal  controls
-------------------------------

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

     (a)  Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350)

     (b)  Reports  on  Form  8-K
     Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2002.
     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MASON HILL HOLDINGS, INC.


     Date:  April  7,  2004          /s/  Geoffrey  Eiten
                                     --------------------
                    Geoffrey  Eiten
                    President