Form 10QSB
period 2002-09-30
MASON HILL HOLDINGS INC
filed 2004-05-06
CIK 840159

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


                                  MASON HILL HOLDINGS, INC.

                                 CONSOLIDATED BALANCE SHEETS



                                                               September 30,    March 31,
                                                               ---------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . .            2002           2002
                                                               ---------------  -------------
                                                                   (unaudited)
                                                               ---------------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . .  $      567,888   $    567,888
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .          31,000         29,000
                                                               ---------------  -------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .         598,888        596,888

Stockholders' equity
Common stock, par value $0.002, 20,000,000 shares authorized,
     13,872,106 shares issued and outstanding . . . . . . . .          27,744         27,744
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .      15,404,046     15,404,046
Accumulated other comprehensive loss. . . . . . . . . . . . .         (76,645)       (76,645)
Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .     (15,954,033)   (15,952,033)
                                                               ---------------  -------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . .        (598,888)      (596,888)
                                                               ---------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .               -              -
                                                               ===============  =============


                                                   MASON HILL HOLDINGS, INC.

                                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                            For the three                                   For the six
                                            months ended                                    months ended
                                            September 30,                                   September 30,
                                             2002                    2001                    2002                         2001
                            ----------------------  ----------------------  ----------------------       ----------------------
                                       (unaudited)             (unaudited)             (unaudited)                  (unaudited)
                            ----------------------  ----------------------  ----------------------       ----------------------
Revenues:
                            $                  -    $                   -    $                  -        $                   -
                            ----------------------  ----------------------  ----------------------       ----------------------

          Total Revenues .                      -                       -                       -                            -
                            ----------------------  ----------------------  ----------------------       ----------------------


Expenses:
  Operating expenses . . .                  1,000                   1,000                   2,000                        2,000
                            ----------------------  ----------------------  ----------------------       ----------------------

          Total Expenses .                  1,000                   1,000                   2,000                        2,000
                            ----------------------  ----------------------  ----------------------       ----------------------

Loss before income taxes .                 -1,000                  -1,000                  -2,000                       -2,000

Provision for income taxes                      -                       -                       -                            -
                            ----------------------  ----------------------  ----------------------       ----------------------

Net loss . . . . . . . . .  $              (1,000)  $              (1,000)  $              (2,000)  $    $              (2,000)
                            ======================  ======================  ======================       ======================

Basic and diluted
  loss per common share. .  $                   -   $                   -   $                   -        $                   -
                            ======================  ======================  ======================       ======================

Weighted average
  common shares
   outstanding . . . . . .             13,872,106              13,872,106              13,872,106                   13,872,106
                            ======================  ======================  ======================       ======================



                                 MASON HILL HOLDINGS, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                        (UNAUDITED)


                                                       2002      2001
                                                    --------  --------

Operating Activities
--------------------------------------------------
   Net loss from continuing operations . . . . . .  $(2,000)  $(2,000)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Increase in accrued expenses. . . . . . . . . .    2,000     2,000
                                                    --------  --------
   Net cash used by operating activities . . . . .        -         -

   Increase (decrease) in cash . . . . . . . . . .        -         -
   Cash at beginning of period . . . . . . . . . .        -         -
                                                    --------  --------
   Cash at end of period . . . . . . . . . . . . .  $     -   $     -
                                                    ========  ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . .  $     -   $     -
                                                    ========  ========
     Income taxes. . . . . . . . . . . . . . . . .  $     -   $     -
                                                    ========  ========


                            MASON HILL HOLDINGS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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


     NOTE  3-     INCOME  TAXES

          There is no provision for income taxes for the period ended September 30, 2002 as the Company had a net loss.


                            MASON HILL HOLDINGS, INC.

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

(a)  Exhibits

31.1  Certification  of  Chief  Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley  Act  of  2002  (Rules  13a-14  and  15d-14 of the Exchange Act).

31.2  Certification  of  Chief  Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley  Act  of  2002  (Rules  13a-14  and  15d-14 of the Exchange Act).

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350)

(b)  Reports  on  Form  8-K


Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 2002.


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