Form 10QSB
period 2002-12-31
MASON HILL HOLDINGS INC
filed 2004-05-06
CIK 840159

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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



                                           MASON HILL HOLDINGS, INC.

                                          CONSOLIDATED BALANCE SHEETS



                                                               December 31,             March 31,
                                                               -----------------------  -----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . .                    2002                     2002
                                                               -----------------------  -----------------------
                                                                           (unaudited)
                                                               -----------------------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . .  $              567,888   $              567,888
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .                  32,000                   29,000
                                                               -----------------------  -----------------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .                 599,888                  596,888

Stockholders' equity
Common stock, par value $0.002, 20,000,000 shares authorized,
     13,872,106 shares issued and outstanding . . . . . . . .                  27,744                   27,744
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .              15,404,046               15,404,046
Accumulated other comprehensive loss. . . . . . . . . . . . .                 (76,645)                 (76,645)
Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .             (15,955,033)             (15,952,033)
                                                               -----------------------  -----------------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . .                (599,888)                (596,888)
                                                               -----------------------  -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $                   -     $                 -
                                                               =======================  =======================


                                                   MASON HILL HOLDINGS, INC.

                                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the three months ended                  For the nine months ended
                                                          December 31,                                December 31,
                                                           2002          2001                         2002          2001
                                         ----------------------------  ------------  ---------------------------  ------------
                                                          (unaudited)   (unaudited)                  (unaudited)   (unaudited)
                                         ----------------------------  ------------  ---------------------------  ------------


Revenues:
                                                                   -             -                            -             -
                                         ----------------------------  ------------  ---------------------------  ------------

          Total Revenues. . . . . . . .  $                         -   $         -   $                        -   $         -
                                         ----------------------------  ------------  ---------------------------  ------------


Expenses:
  Operating expenses. . . . . . . . . .                        1,000         1,000                        3,000         3,000
                                         ----------------------------  ------------  ---------------------------  ------------

          Total Expenses. . . . . . . .                        1,000         1,000                        3,000         3,000
                                         ----------------------------  ------------  ---------------------------  ------------

Loss before income taxes. . . . . . . .                       (1,000)       (1,000)                      (3,000)       (3,000)

Provision for income taxes. . . . . . .                            -             -                            -             -
                                         ----------------------------  ------------  ---------------------------  ------------

Net loss. . . . . . . . . . . . . . . .  $                    (1,000)  $    (1,000)  $                   (3,000)  $    (3,000)
                                         ============================  ============  ===========================  ============

Basic and diluted loss per common share  $                         -   $         -   $                        -   $         -
                                         ============================  ============  ===========================  ============

Weighted average common shares
   outstanding. . . . . . . . . . . . .                   13,872,106    13,872,106                   13,872,106    13,872,106
                                         ============================  ============  ===========================  ============



                            MASON HILL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)


                                                       2002      2001
                                                    --------  --------

Operating Activities
--------------------------------------------------
   Net loss from continuing operations . . . . . .  $(3,000)  $(3,000)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Increase in accrued expenses. . . . . . . . . .    3,000     3,000
                                                    --------  --------
   Net cash used by operating activities . . . . .        -         -

   Increase (decrease) in cash . . . . . . . . . .        -         -
   Cash at beginning of period . . . . . . . . . .        -         -
                                                    --------  --------
   Cash at end of period . . . . . . . . . . . . .  $     -   $     -
                                                    ========  ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . .  $     -   $     -
                                                    ========  ========
     Income taxes. . . . . . . . . . . . . . . . .  $     -   $     -
                                                    ========  ========



                            MASON HILL HOLDINGS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


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

     NOTE  3-     INCOME  TAXES

          There is no provision for income taxes for the period ended December 31, 2002 as the Company had a net loss.

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

                            MASON HILL HOLDINGS, INC.

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

                            MASON HILL HOLDINGS, INC.

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

31.2Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350)


          (b)  Reports  on  Form  8-K
          Listed below are reports on Form 8-K filed during the fiscal quarter ended December 31, 2002.
          None

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