Form 10KSB
period 2003-03-31
MASON HILL HOLDINGS INC
filed 2004-05-06
CIK 840159

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended March 31, 2003 Commission File No. 033-24178-A

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

     The aggregate market value of the voting stock held by non-affiliates of the Company was $0 as of March 31, 2004 based on the average bid and asked prices of such stock as of that date.

     There were 20,000,000 shares of Common Stock, $.002 par value outstanding as of March 31, 2004.

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

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

Mason Hill Holdings is a Delaware corporation originally incorporated under the name International Sportfest, Inc. in the state of Delaware, on September 11, 1988. The Company was a development stage company with no operations through January 1994. In January 1994, the Company acquired 100% of the issued and outstanding common stock of Pride Management Services Plc ("PMS"). PMS was a holding cmpany of six subsidiaries, in the United Kingdom, engaged in the leasing of motor vehicles primarily on contract hire to local authorities and selected corporate customers throughout the United Kingdom. Simultaneously with the acquisition, the company changed its name from International Sportfest Inc. to Pride, Inc. From January 1994 through October 1999, the Company engaged in the leasing of motor vehicles on contract hire to local authorities and selected corporate customers throughout the United Kingdom.

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

During the quarter ended June 30, 2001, the Company's operating subsidiary Mason Hill & Co. was liquidated by SIPC.

As a result of the SIPC liquidation of the Company's operating subsidiary, the Company was reorganized into a shell corporation, whose principal business is to locate and consummate a merger with an ongoing business.

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

Quarter  Ended                                 High       Low

March  31,  2001                                0          0
June  30,  2001                                 0          0
September  30,  2001                            0          0
December  31,  2001                             0          0

March  31,  2002                                0          0
June  30,  2002                                 0          0
September  30,  2002                            0          0
December  31,  2002                             0          0

March  31,  2003

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

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

 Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to Mason Hill Holdings during fiscal year ended March 31, 2003, Mason Hill is not aware of any director, officer or beneficial owner of more than ten percent of Mason Hill's Common Stock that failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code  of  Ethics

The Company has not yet adopted a Code of Ethics as it is still in the development stage.

Audit  Committee  Financial  Expert

The Company does not have an audit committee financial expert serving on its audit committee as it is still in the development stage.

ITEM  10.     EXECUTIVE  COMPENSATION

The following table sets out annual compensation, long-term compensation and all other compensation awarded to Mason Hill Holdings' Chief Executive Officer during its fiscal years ended March 31, 2002 and March 31, 2003.

Director  and  Executive  Compensation:

---------------------------- -------------------- ----------------------------------- ---------------- -------------
                                                         Annual Compensation                Long Term
                                                                                           Compensation
---------------------------- -------------------- ---------- --------- -------------- ---------------- -------------
Name and Principal Position       Year Ended        Salary    Bonus     Other Annual    Securities         All Other
                                                                        Compensation    under Options     Compensation
                                                                                         Granted
---------------------------- ------------------ ---------- --------- -------------- ---------------- ------------------
Christopher Kinsley,            March 31, 2003       ----       ---         ---            ---                ---
President and Chief
Executive Officer                March 31, 2002       ----       ---         ---            ---                ---

                                March 31, 2001       ----       ---         ---            ---                 ---


Employment  Agreements

 Mason Hill intends to enter into an employment agreement with Mr. Kinsley, which agreement shall generally provide for a salary in the amount of $50,000, and a bonus based upon a percentage of Mason Hill's net profits (not to exceed an aggregate of 5%).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2003, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to Mason Hill Holdings to own 5% or more of the outstanding shares of Common Stock, (ii) each director of Mason Hill Holdings, (iii) the executive officers of Mason Hill Holdings, and (iv) all directors and officers of Mason Hill Holdings as a group:

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


ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
     (b)  Reports  on  Form  8-K
     Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 2003.
     None

     ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

(1)  Audit  Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $2,750.00 for fiscal 2002 and $2,750.00 for fiscal 2003.

(2)  Audit-Related  Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and not reported under Item 1 were 0.

(3)  Tax  Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were 0.

(4)  All  Other  Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than services listed in Items 1 to 3 above, were 0.


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

                                       F1

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  and  Stockholders
Mason  Hill  Holdings,  Inc.

We have audited the accompanying consolidated balance sheet of Mason Hill Holdings, Inc. and Subsidiary as of March 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the two year period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mason Hill Holdings, Inc. and its Subsidiary at March 31, 2003 and the consolidated results of their operations and their cash flows for each of the two years ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/DEMETRIUS  &  COMPANY.  L.L.C.
Wayne,  New  Jersey
April  7,  2004


                            MASON HILL HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                    31-MAR-03


ASSETS

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .             -
                                                                =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .  $    567,888
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .        33,000
                                                                -------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .       600,888

Stockholders' equity (deficit)
Common stock, par value $0.002, 20,000,000 shares authorized,
     13,872,106 shares issued and outstanding. . . . . . . . .        27,744
Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .    15,404,046
Accumulated other comprehensive loss . . . . . . . . . . . . .       (76,645)
Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (15,956,033)
                                                                -------------

Total Stockholders' Equity (Deficit) . . . . . . . . . . . . .      (600,888)
                                                                -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) . . . . .  $          -
                                                                =============
See Notes To Financial Statements



                            MASON HILL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


                                                   2003          2002
                                            ------------  ------------
Revenues:
                                            $         -    $        -
                                            ------------  ------------

          Total Revenues . . . . . . . . .            -             -
                                            ------------  ------------


Expenses:
  Stock compensation . . . . . . . . . . .            -             -
  Interest expense . . . . . . . . . . . .            -             -
  Operating expenses . . . . . . . . . . .        4,000         4,000
  Loss on securities investment. . . . . .            -             -
                                            ------------  ------------

          Total Expenses . . . . . . . . .        4,000         4,000
                                            ------------  ------------

Loss before income taxes . . . . . . . . .       (4,000)       (4,000)

Provision for income taxes . . . . . . . .            -             -
                                            ------------  ------------

Net loss . . . . . . . . . . . . . . . . .  $    (4,000)  $    (4,000)
                                            ============  ============

Basic and diluted loss per common share. .  $         -   $         -
                                            ============  ============

Weighted average common shares outstanding   13,872,106    13,872,106
                                            ============  ============
See Notes To Financial Statements




                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


                                                                      2003      2002
                                                                   --------  --------

Operating Activities
-----------------------------------------------------------------
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(4,000)  $(4,000)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Increase in accrued expenses . . . . . . . . . . . . . . . . .    4,000     4,000
                                                                   --------  --------
   Net cash used by operating activities of continuing operations        -         -

   Increase (decrease) in cash. . . . . . . . . . . . . . . . . .        -         -
   Cash at beginning of period. . . . . . . . . . . . . . . . . .        -         -
                                                                   --------  --------
   Cash at end of period. . . . . . . . . . . . . . . . . . . . .  $     -   $     -
                                                                   ========  ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -   $     -
                                                                   ========  ========
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . .  $     -   $     -
                                                                   ========  ========
See Notes To Financial Statements



                                           MASON HILL HOLDINGS, INC.

                                STATEMENT OF CHANGES IN STOCKHOLDER'S (DEFICIT)


                                                      Accumulated
                  Common Stock           Additional   Other
                                         Paid-in      Comprehensive
                  Shares        Amount   Capital      Loss             Deficit        Totals
                  ------------  -------  -----------  ---------------  -------------  ----------

Balances at
  March 31, 2001    13,872,106  $27,744  $15,404,046  $      (76,645)  $(15,948,033)  $(592,888)

Net loss . . . .             -        -            -               -         (4,000)     (4,000)
                  ------------  -------  -----------  ---------------  -------------  ----------

Balances at
  March 31, 2002    13,872,106   27,744   15,404,046         (76,645)   (15,952,033)   (596,888)


Net loss . . . .             -        -            -               -         (4,000)     (4,000)
                  ------------  -------  -----------  ---------------  -------------  ----------

Balances at
  March 31, 2003    13,872,106  $27,744  $15,404,046  $      (76,645)  $(15,956,033)  $(600,888)
                  ============  =======  ===========  ===============  =============  ==========
The accompanying notes are an integral part of these financial statements

    The accompanying notes are an integral part of these financial statements
                                       F5

                                       F9

                            MASON HILL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

     During the quarter ended June 30, 2001, the Company's operating subsidiary Mason Hill & Co. was liquidated by SIPC.

     As a result of the SIPC liquidation of the Company's operating subsidiary, the Company was reorganized into a shell corporation, whose principal business is to locate and consummate a merger with an ongoing business.

     NOTE  2-     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     BASIS  OF  PRESENTATION
     -----------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany balances and transactions are eliminated in consolidation.


     INCOME  TAXES
     -------------
     The Company and its subsidiary are included in the consolidated federal income tax return filed by the Parent. Federal income taxes are calculated as if the Companies filed on a separate return basis, and the amount of current tax or benefit calculated is either remitted to or received from the Parent. The amount of current and deferred taxes payable or refundable is recognized as of the date of the financial statement, utilizing currently enacted tax laws and rates. Deferred tax expenses or benefits are recognized in the financial statements for the changes in deferred tax liabilities or assets between years.


     STOCK  BASED  COMPENSATION
     --------------------------
     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123") encourages, but does not require, Companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for stock-based compensation using the fair value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.


     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

     The carrying amounts of the Company's financial instruments which include cash equivalents, accounts payable, accrued expenses approximate their fair values at March 31, 2003.


     COMPREHENSIVE  INCOME
     ---------------------

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


     HISTORICAL  NET  INCOME  PER  SHARE
     -----------------------------------

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


     USE  OF  ESTIMATES
     ------------------

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

     NOTE  5-     INCOME  TAXES

     The Company files a consolidated federal tax return with its subsidiary. Because of the Company's losses no income taxes have been accrued. The Company has a deferred tax asset of approximately $1,100,000 at March 31, 2003, for which a 100% valuation allowance is netted. The deferred tax asset results principally from net operating loss carryovers. Net operating losses aggregate approximately $3,449,000, expiring as follows:


     2018               $   481,000
     2019                   349,000
     2020                   319,000
     2021                 2,300,000
                        $ 3,449,000