Form 10QSB
period 2003-06-30
MASON HILL HOLDINGS INC
filed 2004-05-06
CIK 840159

2

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                     PART I


                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

The financial statements of Mason Hill Holdings, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended March 31, 2003.


                                            MASON HILL HOLDINGS, INC.

                                           CONSOLIDATED BALANCE SHEETS



                                                                        June 30,                  March 31,
                                                               ------------------------  ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                     2003                     2003
                                                                     (unaudited)
                                                               ------------------------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . .  $               567,888   $               567,888
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .                   34,000                    33,000
                                                               ------------------------  ------------------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .                  601,888                   600,888

Stockholders' equity
Common stock, par value $0.002, 20,000,000 shares authorized,
     13,872,106 shares issued and outstanding . . . . . . . .                   27,744                    27,744
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .               15,404,046                15,404,046
Accumulated other comprehensive loss. . . . . . . . . . . . .                  (76,645)                  (76,645)
Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .              (15,957,033)              (15,956,033)
                                                               ------------------------  ------------------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . .                 (601,888)                 (600,888)
                                                               ------------------------  ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $                    -     $                  -
                                                               ========================  ========================


                               MASON HILL HOLDINGS, INC.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                      (UNAUDITED)


                                                           2003                  2002
                                            --------------------  --------------------
Revenues:
                                            $                 -   $                 -
                                            --------------------  --------------------

          Total Revenues . . . . . . . . .                    -                     -
                                            --------------------  --------------------


Expenses:
  Operating expenses . . . . . . . . . . .                1,000                 1,000
                                            --------------------  --------------------

          Total Expenses . . . . . . . . .                1,000                 1,000
                                            --------------------  --------------------

Loss before income taxes . . . . . . . . .               (1,000)               (1,000)

Provision for income taxes . . . . . . . .                    -                     -
                                            --------------------  --------------------

Net loss . . . . . . . . . . . . . . . . .  $            (1,000)  $            (1,000)
                                            ====================  ====================

Basic and diluted loss per common share. .  $                 0   $                 0
                                            ====================  ====================

Weighted average common shares outstanding           13,872,106            13,872,106
                                            ====================  ====================


                            MASON HILL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


                                                       2,003     2,002
                                                     --------  --------

 Operating Activities
---------------------------------------------------
    Net loss from continuing operations . . . . . .  $(1,000)  $(1,000)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
    Increase in accrued expenses. . . . . . . . . .    1,000     1,000
                                                     --------  --------
    Net cash used by operating activities . . . . .        -         -

    Increase (decrease) in cash . . . . . . . . . .        -         -
    Cash at beginning of period . . . . . . . . . .        -         -
                                                     --------  --------
    Cash at end of period . . . . . . . . . . . . .  $     -   $     -
                                                     ========  ========

 Supplemental Disclosures of Cash Flow Information:
   Cash paid during year for:
      Interest. . . . . . . . . . . . . . . . . . .  $     -   $     -
                                                     ========  ========
      Income taxes. . . . . . . . . . . . . . . . .  $     -   $     -
                                                     ========  ========



                            MASON HILL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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


     NOTE  3-     INCOME  TAXES

     There is no provision for income taxes for the period ended June 30, 2003 as the Company had a net loss.

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

          (a)  Exhibits


31.1  Certification  of  Chief  Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley  Act  of  2002  (Rules  13a-14  and  15d-14 of the Exchange Act).

31.2  Certification  of  Chief  Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley  Act  of  2002  (Rules  13a-14  and  15d-14 of the Exchange Act).

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


          (b)  Reports  on  Form  8-K
          Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2003.
          None

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