Form 10QSB
period 2003-09-30
MASON HILL HOLDINGS INC
filed 2004-05-06
CIK 840159

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


                                           MASON HILL HOLDINGS, INC.

                                          CONSOLIDATED BALANCE SHEETS



                                                               September 30,            March 31,
                                                               -----------------------  -----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . .                    2003                     2003
                                                               -----------------------  -----------------------
                                                                           (unaudited)
                                                               -----------------------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . .  $              567,888   $              567,888
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .                  35,000                   33,000
                                                               -----------------------  -----------------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .                 602,888                  600,888

Stockholders' equity
Common stock, par value $0.002, 20,000,000 shares authorized,
     13,872,106 shares issued and outstanding . . . . . . . .                  27,744                   27,744
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .              15,404,046               15,404,046
Accumulated other comprehensive loss. . . . . . . . . . . . .                 (76,645)                 (76,645)
Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .             (15,958,033)             (15,956,033)
                                                               -----------------------  -----------------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . .   $            (602,888)   $            (600,888)
                                                               -----------------------  -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .   $                  -     $                 -
                                                               =======================  =======================


                                                MASON HILL HOLDINGS, INC.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the three months ended                For the six months ended
                                                        September 30,                             September 30,
                                                     2003                 2002                2003               2002
                                         ---------------------------  -----------  -------------------------  -----------
                                                    (unaudited)        (unaudited)      (unaudited)            (unaudited)
                                         ---------------------------  -----------  -------------------------  -----------
Revenues:
                                          $                       -   $        -   $                      -   $        -
                                         ---------------------------  -----------  -------------------------  -----------

          Total Revenues. . . . . . . .                           -            -                          -            -
                                         ---------------------------  -----------  -------------------------  -----------


Expenses:
  Operating expenses. . . . . . . . . .                       1,000        1,000                      2,000        2,000
                                         ---------------------------  -----------  -------------------------  -----------

          Total Expenses. . . . . . . .                       1,000        1,000                      2,000        2,000
                                         ---------------------------  -----------  -------------------------  -----------

Loss before income taxes. . . . . . . .                      (1,000)      (1,000)                    (2,000)      (2,000)

Provision for income taxes. . . . . . .                           -            -                          -            -
                                         ---------------------------  -----------  -------------------------  -----------

Net loss. . . . . . . . . . . . . . . .   $                  (1,000)  $   (1,000)  $                 (2,000)  $   (2,000)
                                         ===========================  ===========  =========================  ===========

Basic and diluted loss per common share   $                       0   $        0   $                      0   $        0
                                         ===========================  ===========  =========================  ===========

Weighted average common shares
   outstanding. . . . . . . . . . . . .                  13,872,106   13,872,106                 13,872,106   13,872,106
                                         ===========================  ===========  =========================  ===========


                            MASON HILL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                       2003      2002
                                                    --------  --------

Operating Activities
--------------------------------------------------
   Net loss from continuing operations . . . . . .  $(2,000)  $(2,000)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Increase in accrued expenses. . . . . . . . . .    2,000     2,000
                                                    --------  --------
   Net cash used by operating activities . . . . .        -         -

   Increase (decrease) in cash . . . . . . . . . .        -         -
   Cash at beginning of period . . . . . . . . . .        -         -
                                                    --------  --------
   Cash at end of period . . . . . . . . . . . . .  $     -   $     -
                                                    ========  ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . .  $     -   $     -
                                                    ========  ========
     Income taxes. . . . . . . . . . . . . . . . .  $     -   $     -
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

     NOTE  3-     INCOME  TAXES

          There is no provision for income taxes for the period ended September 30, 2003 as the Company had a net loss.

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

31.2  Certification  of  Chief  Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley  Act  of  2002  (Rules  13a-14  and  15d-14 of the Exchange Act).

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


          (b)  Reports  on  Form  8-K
          Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 2003.
          None





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