Form 10QSB
period 2003-12-31
MASON HILL HOLDINGS INC
filed 2004-05-06
CIK 840159

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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


                                           MASON HILL HOLDINGS, INC.

                                          CONSOLIDATED BALANCE SHEETS



                                                               December 31,             March 31,
                                                               -----------------------  -----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . . . . .                    2003                     2003
                                                               -----------------------  -----------------------
                                                                           (unaudited)
                                                               -----------------------

Notes payable . . . . . . . . . . . . . . . . . . . . . . . .  $              567,888   $              567,888
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .                  36,000                   33,000
                                                               -----------------------  -----------------------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .                 603,888                  600,888

Stockholders' equity
Common stock, par value $0.002, 20,000,000 shares authorized,
     13,872,106 shares issued and outstanding . . . . . . . .                  27,744                   27,744
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .              15,404,046               15,404,046
Accumulated other comprehensive loss. . . . . . . . . . . . .                 (76,645)                 (76,645)
Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .             (15,959,033)             (15,956,033)
                                                               -----------------------  -----------------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . .                (603,888)                (600,888)
                                                               -----------------------  -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . . .  $                   -    $                  -
                                                               =======================  =======================


                                                 MASON HILL HOLDINGS, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the three months ended                For the nine months ended
                                                         December 31,                              December 31,
                                                               2003         2002                        2003         2002
                                         ---------------------------  -----------  --------------------------  -----------
                                                         (unaudited)  (unaudited)                 (unaudited)  (unaudited)
                                         ---------------------------  -----------  --------------------------  -----------
Revenues:
                                                                  -            -                           -            -
                                         ---------------------------  -----------  --------------------------  -----------

          Total Revenues. . . . . . . .                           -            -                           -            -
                                         ---------------------------  -----------  --------------------------  -----------


Expenses:
  Operating expenses. . . . . . . . . .                       1,000        1,000                       3,000        3,000
                                         ---------------------------  -----------  --------------------------  -----------

          Total Expenses. . . . . . . .                       1,000        1,000                       3,000        3,000
                                         ---------------------------  -----------  --------------------------  -----------

Loss before income taxes. . . . . . . .                      (1,000)      (1,000)                     (3,000)      (3,000)

Provision for income taxes. . . . . . .                           -            -                           -            -
                                         ---------------------------  -----------  --------------------------  -----------

Net loss. . . . . . . . . . . . . . . .                      (1,000)      (1,000)                     (3,000)      (3,000)
                                         ===========================  ===========  ==========================  ===========

Basic and diluted loss per common share                           -            -                           -            -
                                         ===========================  ===========  ==========================  ===========

Weighted average common shares
   outstanding. . . . . . . . . . . . .                  13,872,106   13,872,106                  13,872,106   13,872,106
                                         ===========================  ===========  ==========================  ===========


                             MASON HILL HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                    (UNAUDITED)


                                                                      2003     2002
                                                    ----------------------  -------

Operating Activities
--------------------------------------------------
   Net loss from continuing operations . . . . . .  $               -3,000  $-3,000
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Increase in accrued expenses. . . . . . . . . .                   3,000    3,000
                                                    ----------------------  -------
   Net cash used by operating activities . . . . .                       -        -

   Increase (decrease) in cash . . . . . . . . . .                       -        -
   Cash at beginning of period . . . . . . . . . .                       -        -
                                                    ----------------------  -------
   Cash at end of period . . . . . . . . . . . . .                      -  $     -
                                                    ======================  =======

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . .  $                    -  $     -
                                                    ======================  =======
     Income taxes. . . . . . . . . . . . . . . . .  $                    -  $     -
                                                    ======================  =======


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


     NOTE  3-     INCOME  TAXES

          There is no provision for income taxes for the period ended December 31, 2003 as the Company had a net loss.

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

          (a)  Exhibits

31.1  Certification  of  Chief  Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley  Act  of  2002  (Rules  13a-14  and  15d-14 of the Exchange Act).

31.2  Certification  of  Chief  Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley  Act  of  2002  (Rules  13a-14  and  15d-14 of the Exchange Act).

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


          (b)  Reports  on  Form  8-K
          Listed below are reports on Form 8-K filed during the fiscal quarter ended December 31, 2003.
          None

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