Form 10KSB
period 2004-03-31
MASON HILL HOLDINGS INC
filed 2004-07-07
CIK 840159

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended March 31, 2004 Commission File No. 033-24178-A

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

                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may", "expect", "believe", "anticipate", "intend", "could", "estimate" or "continue", "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations " and included elsewhere in this report.

In this Annual Report, "Mason Hill Holdings," "we," "us," and "our" each refers to Mason Hill Holdings, Inc. and, where appropriate, to our subsidiaries.

                                     PART I

Item  1.  Description  of  Business

Mason Hill Holdings is a Delaware corporation originally incorporated under the name International Sportfest, Inc. in the state of Delaware, on September 11, 1988. The Company was a development stage company with no operations through January 1994. In January 1994, the Company acquired 100% of the issued and outstanding common stock of Pride Management Services Plc ("PMS"). PMS was a holding Company of six subsidiaries, in the United Kingdom engaged in the leasing of motor vehicles primarily on contract hire to local authorities and selected corporate customers throughout the United Kingdom. Simultaneously with the acquisition, the company changed its name from International Sportfest Inc. to Pride, Inc. From January 1994 through October 1999, the Company engaged in the leasing of motor vehicles on contract hire to local authorities and selected corporate customers throughout the United Kingdom.

On October 1, 1999, Mason Hill Holdings consummated an acquisition of all of the issued and outstanding stock of Mason Hill & Co., in exchange for the issuance of 15,886,618 shares of Common Stock of Mason Hill Holdings. As part of the completed transaction, Mason Hill Holdings changed its name from Pride, Inc. to Mason Hill Holdings, Inc., reduced its authorized capital from 500,000,000 shares of common stock to 20,000,000 shares, accepted the resignation of its officers and replaced them with the officers of Mason Hill & Co. In addition to the foregoing, Mason Hill Holdings (i) reorganized its AC Investments and Pride Management Services Investments, Inc. subsidiaries as wholly-owned subsidiaries of AC Holdings, Inc., (ii) delivered 350,000 shares of Digital Mafia Entertainment common stock to AC Holdings as a capital contribution, and (iii) spun-off 743,000 shares of Digital Mafia Entertainment common stock that it owned to its shareholders. AC Holdings was a newly formed minority-owned subsidiary of Mason Hill Holdings that Mason Hill Holdings intended to spin-off to its shareholders. Finally, simultaneous with the closing of the agreement, Mason Hill Holdings' stock underwent a 1 for 2 reverse split.

During the quarter ended June 30, 2001, the Company's operating subsidiary Mason Hill & Co. was liquidated by SIPC.

As a result of the SIPC liquidation of the Company's operating subsidiary, the Company was reorganized into a shell corporation, whose principal business is to locate and consummate a merger with an ongoing business.

During the last two years, the Company has not spent any funds on research and development activities. The Company does not have any employees.

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

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

None.

                                     PART II

Item  5.          Market  for  Common  Equity  and  Related  Stockholder Matters

Mason Hill's common stock trades infrequently under the symbol MHLL on the Pink Sheets. In the last two fiscal years, there has been no established trading market for its common stock.

There were 20,000,000 shares of Common Stock, $.002 par value outstanding as of June 24, 2004. The outstanding shares are held of record by approximately 100 stockholders.

Recent  Sales  of  Unregistered  Securities

On October 18, 2003, the Company issued 6,127,894 shares of common stock to Geoffrey Eiten for consulting services valued at $12,256 or $0.002 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.


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

Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at that time.

During fiscal year 2004 the holders of the Company's debt in order to facilitate a possible future acquisition, forgave notes payable in the amount of $567,888 which is reflected as debt forgiveness income.

Item  7.          Financial  Statements

The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-9 are incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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


                                    PART III

Item  9.          Directors  and  Executive  Officers  of  the  Registrant

The  directors  and  executive  officers  of Mason Hill Holdings are as follows:

Name               Age     Position
Geoffrey  Eiten     53     President,  Treasurer,  Secretary  and  Director


Set forth below is a brief background of the executive officers and directors of Mason Hill Holdings, based on information supplied by them.

Geoffrey Eiten. Mr. Eiten has been the President, Treasurer, Secretary and Director of Mason Hill since October 2003. Mr. Eiten has 25 years experience as an investment professional and has been a registered investment advisor since 1979. In 1993, Mr. Eiten founded National Financial Communications Corp., a full services investor relations firm dedicated to serving micro-and small-cap emerging growth companies. He currently serves as NFC's president.

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

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

 Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to Mason Hill Holdings during fiscal year ended March 31, 2004, Mason Hill is not aware of any director, officer or beneficial owner of more than ten percent of Mason Hill's Common Stock that failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code  of  Ethics

The Company has not yet adopted a Code of Ethics as it is still in the development stage.

Audit  Committee  Financial  Expert

The Company does not have an audit committee financial expert serving on its audit committee as it is still in the development stage.

Item  10.     Executive  Compensation

The following table sets out annual compensation, long-term compensation and all other compensation awarded to Mason Hill Holdings' Chief Executive Officer during its fiscal year ended March 31, 2003 and March 31, 2004.


Director  and  Executive  Compensation:




                              Annual Compensation                                 Long Term
                                                                                  Compensation

Name and Principal Position.  Year Ended           Salary  Bonus  Other Annual     Securities      All Other
                                                                  Compensation     under Options  Compensation
                                                                                                    Granted
Christopher Kinsley, . . . .  March 31, 2004           --     --            --            --           --
President and Chief
Executive Officer. . . . . .  March 31, 2003           --     --            --            --           --
(resigned 10/03)

Geoffrey Eiten . . . . . . .  March 31, 2004           --     --            --            --           --
President and Chief Executive Officer (10/03)

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2004, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to Mason Hill Holdings to own 5% or more of the outstanding shares of Common Stock, (ii) each director of Mason Hill Holdings, (iii) the executive officers of Mason Hill Holdings, and (iv) all directors and officers of Mason Hill Holdings as a group:


Outstanding  Common  Stock  Beneficially  Owned




----------------------------------------------------------------------------------------------
Name and Address of Beneficial    Number of Units of Common              Percentage of Voting
Owner                             Stock                                  Stock
-------------------------------- ---------------------------- --------------------------------
Christopher Kinsley                       3,540,405                                  17.7%
(former President and CEO)
Geoffrey Eiten                            6,127,894                                  30.6%
President
300 Chestnut Street, Suite 200
Needham, MA 02492

Officers  and  Directors as a             6,127,894                                  30.6%
Group (1 Persons)


Item  12.     Certain  Relationships  and  Related  Transactions

On October 18, 2003, the Company issued 6,127,894 shares of common stock to Geoffrey Eiten for consulting services valued at $12,256 or $0.002 per share.

Item  13.          Exhibits  and  Reports  on  Form  8-K

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

     (b)  Reports  on  Form  8-K
     Listed below are reports on Form 8-K filed during the fiscal quarter ended March 31, 2004.

     None

Item  14.     Principal  Accountant  Fees  and  Services

     Audit  Fees

     Fees for audit services provided by our principal accountant during the years ended March 31, 2004 and 2003 were $2,750 and $2,500, respectively. Audit services consisted primarily of the annual audits, review of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

     Audit-Related  Fees

     There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees for fiscal years 2004 and 2003.

     Tax  Fees

     There  were  no  fees  billed  for  tax  services.

     All  Other  Fees

     There  were  no  other  fees  billed  for  services.


                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                MASON  HILL  HOLDINGS,  INC.

                                                By:  /s/  Geoffrey  Eiten
                                                Name:  Geoffrey  Eiten
                                                Title:  President
                                                Date:  July  7,  2004

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                By:  /s/  Geoffrey  Eiten
                                                Name:  Geoffrey  Eiten
                                                Title:  Director,  President,
                                                Acting  Chief Financial Officer,
                                                Secretary
                                                Date:  July  7,  2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Board  of  Directors  and  Stockholders
Mason  Hill  Holdings,  Inc.

We have audited the accompanying balance sheet of Mason Hill Holdings, Inc. as of March 31, 2004, and the related statements of operations, changes in stockholders' (deficit) and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibilty is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mason Hill Holdings, Inc. at March 31, 2004 and the results of it's operations and cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles.

/s/DEMETRIUS  &  COMPANY.  L.L.C.
Wayne,  New  Jersey
June  9,  2004

                                       F1


                               MASON HILL HOLDINGS, INC.

                                     BALANCE SHEET

                                    March 31, 2004

ASSETS

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .                      -
                                                                =======================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .  $               38,000
                                                                -----------------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .                  38,000

Stockholders' (deficit)
Common stock, par value $0.002, 20,000,000 shares authorized,
     13,872,106 shares issued and outstanding. . . . . . . . .                  40,000
Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .              15,404,046
Accumulated other comprehensive loss . . . . . . . . . . . . .                 (76,645)
Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .             (15,405,401)
                                                                -----------------------

Total Stockholders' (Deficit). . . . . . . . . . . . . . . . .                 (38,000)
                                                                -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) . . . . .                      -
                                                                =======================
   The accompanying notes are an integral part of these financial statements.

                                       F2


                            MASON HILL HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS
                   For the years ended March 31, 2004 and 2003


                                                       2004        2003
                                                   -----------  ------------
Revenues:
  Debt forgiveness income . . . . . . . . . . . .  $   567,888            -
                                                   -----------  ------------

          Total Revenues. . . . . . . . . . . . .      567,888            -
                                                   -----------  ------------


Expenses:
  Operating expenses. . . . . . . . . . . . . . .       17,256        4,000
                                                   -----------  ------------

          Total Expenses. . . . . . . . . . . . .       17,256        4,000
                                                   -----------  ------------

Income (loss) before income taxes . . . . . . . .      550,632       (4,000)

Provision for income taxes. . . . . . . . . . . .            -            -
                                                   -----------  ------------

Net income (loss) . . . . . . . . . . . . . . . .  $   550,632  $    (4,000)
                                                   ===========  ============

Basic and diluted income (loss) per common share.  $      0.03  $         -
                                                   ===========  ============

Weighted average common shares outstanding. . . .   16,785,367   13,872,106
                                                   ===========  ============
   The accompanying notes are an integral part of these financial statements.

                                       F3





                                MASON HILL HOLDINGS, INC.

                                STATEMENTS OF CASH FLOWS
                       For the years ended March 31, 2004 and 2003


                                                                       2004      2003
                                                                    ----------  --------

Operating Activities
------------------------------------------------------------------
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .  $ 550,632   $(4,000)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Debt forgiveness. . . . . . . . . . . . . . . . . . . . . . . .   (567,888)        -
   Stock issued for services . . . . . . . . . . . . . . . . . . .     12,256         -
   Increase in accrued expenses. . . . . . . . . . . . . . . . . .      5,000     4,000
                                                                    ----------  --------
   Net cash used by operating activities of continuing operations.          -         -

   Increase (decrease) in cash . . . . . . . . . . . . . . . . . .          -         -
   Cash at beginning of period . . . . . . . . . . . . . . . . . .          -         -
                                                                    ----------  --------
   Cash at end of period . . . . . . . . . . . . . . . . . . . . .          -         -
                                                                    ==========  ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          -         -
                                                                    ==========  ========
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . . .          -         -
                                                                    ==========  ========
   The accompanying notes are an integral part of these financial statements.



                                       F4




                                   MASON HILL HOLDINGS, INC.

                        STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)



                                                                    Accumulated
                  Common Stock                        Additional    Other
                                                      Paid-in       Comprehensive
                  Shares        Amount   Capital      Loss          Deficit          Totals
                  ------------  -------  -----------  ------------  ---------------  ----------

Balances at
  March 31, 2002    13,872,106  $27,744  $15,404,046  $   (76,645)  $  (15,952,033)  $(596,888)

Net loss . . . .             -        -            -            -           (4,000)     -4,000
                  ------------  -------  -----------  ------------  ---------------  ----------

Balances at
  March 31, 2003    13,872,106   27,744   15,404,046      (76,645)     (15,956,033)   -600,888

Stock issued for
  services . . .     6,127,894   12,256            -            -                -      12,256

Net income . . .             -        -            -            -          550,632     550,632
                  ------------  -------  -----------  ------------  ---------------  ----------

Balances at
  March 31, 2004    20,000,000  $40,000  $15,404,046  $   (76,645)  $  (15,405,401)  $ (38,000)
                  ============  =======  ===========  ============  ===============  ==========
   The accompanying notes are an integral part of these financial statements.


                                       F5


                            MASON HILL HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

                                       F6

          INCOME  TAXES
          -------------

          The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

          FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
          ---------------------------------------

          The carrying amounts of the Company's financial instruments which include accrued expenses approximate their fair value at March 31, 2004.

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

          RECENT  ACCOUNTING  PRONOUNCEMENTS
          ----------------------------------

          In May 2003, the Financial Accounting Standards Board (FASB) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard becomes effective for any financial instruments entered into or modified after May 31, 2003. We do not expect the adoption of FAS No. 150, to have a material effect on our financial statements.

                                       F7


          In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities entered into after June 30, 2003. We do not expect the adoption of FAS No. 149 to have a material effect on our financial statements.

          In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation gives guidance that determines whether consolidation of a Variable Interest Equity is required and is effective for all variable interest entities with which we become involved beginning in February 2003, and all pre-existing entities beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material effect on our financial statements.

          In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure ("SFAS No. 148"). SFAS No. 148, amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

          In November 2002, the FASB issued FAS Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. We have no guarantees to unaffiliated third parties so the adoption of FIN 45 had no impact on our financial statements.

          In  June  2002,  the  FASB  issued  FAS  No. 146, Accounting for Costs
Associated with Exit or Disposal Activities. This standard addresses the recognition, measurement and reporting of costs that are associated with exit or disposal activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No. 146 had no impact on our financial statements.


     Note  3-     COMMITMENTS  AND  CONTINGENT  LIABILITIES

          The Company's president provides office space to the Company at no charge.


                                       F8


     Note  4-     NOTE  PAYABLE

          In December 2000 the Company purchased 1,000,000 common shares of Vianet Technologies for an aggregate price of $600,000, consisting of offsetting a $150,000 receivable due the Company from the seller and the issuance of a promissory note for $450,000 face value due in two years. This note was forgiven in 2003 and resulted in $567,888 of debt forgiveness income.


     Note  5-     INCOME  TAXES

          The Company provides for the tax effects of transactions reported in the financial statement. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2004, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

          The Company has net operating loss carry forwards for income tax purposes of approximately $2,919,000 at March 31, 2004. These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2021.



                                                             March 31,
                Deferred tax asset:                            2004
                                                               ----
          Net  operating  loss  carry  forward               $1,000,000
          Valuation  allowance                               (1,000,000)
          Net  deferred  tax  assets                         $        -

          SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, it believes that a full valuation allowance should be provided.


     Note  6-     COMMON  STOCK

          During the current fiscal year, the Company issued 6,127,894 shares of common stock for services valued at $12,256 or $0.002 per share.

                                       F9