Form 10QSB
period 2004-06-30
MASON HILL HOLDINGS INC
filed 2004-11-16
CIK 840159

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

   [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from           to
                                           -----------   -----------

                         Commission File Number 0-25037

                            MASON HILL HOLDINGS, INC.

        (Exact name of small business issuer as specified in its charter)


         DELAWARE                                       65-0109088
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 20,000,000 shares of common stock, $0.002 par value, as of September 15, 2004.


                                     PART I


                              FINANCIAL INFORMATION



ITEM  1.  FINANCIAL  STATEMENTS

The financial statements of Mason Hill Holdings, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended March 31, 2004.




                                   MASON HILL HOLDINGS, INC.

                                        BALANCE SHEETS



                                                                     June 30,       March 31,
                                                                     -------        --------
  LIABILITIES AND STOCKHOLDERS' EQUITY                                 2004             2004
                                                                       ----             ----
                                                                   (unaudited)
                                                                  -------------

  Loan payable officer                                            $     12,000   $          -
  Accrued expenses                                                      27,250         38,000
                                                                  ------------  --------------
  TOTAL LIABILITIES                                                     39,250         38,000

  Stockholders' equity
  Common stock, par value $0.002, 20,000,000 shares authorized,
       20,000,000 shares issued and outstanding                         40,000         40,000
  Paid-in capital                                                   15,404,046     15,404,046
  Accumulated other comprehensive loss
                                                                       (76,645)       (76,645)
  Deficit                                                          (15,406,651)   (15,405,401)
                                                                  -------------  -------------
  Total Stockholders' Equity                                           (39,250)       (38,000)
                                                                  -------------  -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $          -   $          -
                                                                  =============  =============





                            MASON HILL HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


                                                     2004          2003
                                                     ----          ----
  Revenues:
                                              $            $          -
                                              -----------  ------------

            Total Revenues                              -             -
                                              -----------  ------------

  Expenses:
    Operating expenses                              1,250         1,000
                                              -----------  ------------
            Total Expenses                          1,250         1,000
                                              -----------  ------------
  Loss before income taxes                         (1,250)      (1,000)

  Provision for income taxes                            -             -
                                              -----------  ------------

  Net loss                                    $    (1,250)  $   (1,000)
                                              ===========  ============
  Basic and diluted loss per common share     $     (0.00)  $    (0.00)
                                              ===========  ============
  Weighted average common shares outstanding   20,000,000    13,872,106
                                              ===========  ============







                                       MASON HILL HOLDINGS, INC.

                                       STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                              (UNAUDITED)



                                                                        2004                     2003
                                                                       -----                     ----

  Operating Activities
----------------------
     Net loss from continuing operations                         $    (1,250)             $   (1,000)
     Adjustments to reconcile net loss to net cash
        used by operating activities:

     (Decrease) Increase in accrued expenses                         (10,750)                   1,000
                                                                   ----------              ----------
     Net cash used by operating activities                           (12,000)                       -

  Cash Flows From Financing Activities:
  Loan from officer                                                    12,000                       -
                                                                   ----------              ----------

  Net cash provided by financing activities                            12,000                       -
                                                                   ----------              ----------
     Increase (decrease) in cash                                            -                       -
     Cash at beginning of period                                            -                       -
                                                                   ----------              ----------
     Cash at end of period                                                  -                       -
                                                                   ==========              ==========

  Supplemental Disclosures of Cash Flow Information:
    Cash paid during year for:
       Interest                                                  $          -             $         -
                                                                   ==========              ==========
       Income taxes                                              $          -             $         -
                                                                   ==========              ==========



                            MASON HILL HOLDINGS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


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

     NOTE  3-     INCOME  TAXES

          There is no provision for income taxes for the period ended June 30, 2004 as the Company had a net loss.


     NOTE  4-     LOAN  PAYABLE  OFFICER

          The loan payable officer is non-interest bearing and has no definite terms of repayment.

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

          32.1 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange
Act).

          99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350)


          (b)  Reports  on  Form  8-K

          Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2004.

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  MASON  HILL  HOLDINGS,  INC.

Date:  September  24,  2004

                                       /s/  Geoffrey  Eiten
                                       --------------------
                                       Geoffrey  Eiten
                                       President