Form 10QSB
period 2004-09-30
MASON HILL HOLDINGS INC
filed 2005-07-11
CIK 840159

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 20,000,000 shares of common stock, $0.002 par value, as of December 15, 2004.


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


MASON HILL HOLDINGS, INC.

BALANCE SHEETS


                                                                  September 30,                   March 31,
                                                                  ------------------------------  ------------------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . .                           2004                            2004
                                                                  ------------------------------  ------------------------------
                (unaudited)
----------------------------------------------------------------

  Loan payable officer . . . . . . . . . . . . . . . . . . . . .  $                      12,000   $                           -
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .                         28,250                          38,000
                                                                  ------------------------------  ------------------------------

  TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .                         40,250                          38,000

  Stockholders' equity
  Common stock, par value $0.002, 20,000,000 shares authorized,
       20,000,000 shares issued and outstanding. . . . . . . . .                         40,000                          40,000
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .                     15,404,046                      15,404,046
  Accumulated other comprehensive loss . . . . . . . . . . . . .                        (76,645)                        (76,645)
  Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (15,407,651)                    (15,405,401)
                                                                  ------------------------------  ------------------------------

  Total Stockholders' Equity . . . . . . . . . . . . . . . . . .                        (40,250)                        (38,000)
                                                                  ------------------------------  ------------------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . .                             -                              -
                                                                  ==============================  ==============================





MASON HILL HOLDINGS, INC.

STATEMENTS OF OPERATIONS

                                  For the three months ended                        For the six months ended
                                        September 30,                                    September 30,
                              2004                      2003                     2004                          2003
                  ------------------------  --------------------------  --------------------------  --------------------------
                          (unaudited)                (unaudited)              (unaudited)              (unaudited)
                  ------------------------  --------------------------  --------------------------  --------------------------
  Revenues:
                  $                     -   $                       -   $                       -   $                       -
                  ------------------------  --------------------------  --------------------------  --------------------------

   Total Revenues.                      -                           -                           -                           -
                  ------------------------  --------------------------  --------------------------  --------------------------


  Expenses:
    Operating                       1,000                       1,000                       2,250                       2,000
    expenses      ------------------------  --------------------------  --------------------------  --------------------------

     Total                          1,000                       1,000                       2,250                       2,000
     Expenses.    ------------------------  --------------------------  --------------------------  --------------------------


  Loss before                      (1,000)                     (1,000)                     (2,250)                     (2,000)
  income taxes.

  Provision for                         -                           -                           -                           -
  income taxes.   ------------------------  --------------------------  --------------------------  --------------------------


  Net loss.                        (1,000)                     (1,000)                     (2,250)                     (2,000)
                  ========================  ==========================  ==========================  ==========================

  Basic and
  Diluted loss                      (0.00)                      (0.00)                      (0.00)                      (0.00)
  per common      ========================  ==========================  ==========================  ==========================
  share

  Weighted average
  common shares                20,000,000                  13,872,106                  20,000,000                  13,872,106
  outstanding     ========================  ==========================  ==========================  ==========================





MASON HILL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

                                                                                2004                            2003
                                                       ------------------------------  ------------------------------

  Operating Activities
-----------------------------------------------------
     Net loss from continuing operations. . . . . . .  $                      (2,250)  $                      (1,000)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
     (Decrease) Increase in accrued expenses. . . . .                         (9,750)                          1,000
                                                       ------------------------------  ------------------------------
     Net cash used by operating activities. . . . . .                        (12,000)                              -

  Cash Flows From Financing Activities:
  Loan from officer . . . . . . . . . . . . . . . . .                         12,000                               -
                                                       ------------------------------  ------------------------------

  Net cash provided by financing activities . . . . .                         12,000                               -
                                                       ------------------------------  ------------------------------

     Increase (decrease) in cash. . . . . . . . . . .                              -                               -
     Cash at beginning of period. . . . . . . . . . .                              -                               -
                                                       ------------------------------  ------------------------------
     Cash at end of period. . . . . . . . . . . . . .                             -                              -
                                                       ==============================  ==============================

  Supplemental Disclosures of Cash Flow Information:
    Cash paid during year for:
       Interest . . . . . . . . . . . . . . . . . . .                             -                              -
                                                       ==============================  ==============================
       Income taxes . . . . . . . . . . . . . . . . .                             -                              -
                                                       ==============================  ==============================




                            MASON HILL HOLDINGS, INC.


                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350)


          (b)  Reports  on  Form  8-K
          Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 2004.
          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MASON  HILL  HOLDINGS,  INC.

     Date:  July  8,  2005               /s/  Geoffrey  Eiten
                                         --------------------
                                         Geoffrey  Eiten
                                         President