Form 10KSB
period 2005-03-31
MASON HILL HOLDINGS INC
filed 2005-07-11
CIK 840159

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended March 31, 2005 Commission File No. 033-24178-A

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


     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]



     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]



     The  Company's  revenues  for  its  most  recent  fiscal  year  were  $0.

     The aggregate market value of the voting stock held by non-affiliates of the Company was $0 as of March 31, 2005 based on the average bid and asked prices of such stock as of that date.


     There were 20,000,000 shares of Common Stock, $.002 par value outstanding as of June 30, 2005.

                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may", "expect", "believe", "anticipate", "intend", "could", "estimate" or "continue", "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and included elsewhere in this report.

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

On October 1, 1999, Mason Hill Holdings consummated an acquisition of all of the issued and outstanding stock of Mason Hill & Co., in exchange for the issuance of 15,886,618 shares of Common Stock of Mason Hill Holdings. As part of the completed transaction, Mason Hill Holdings changed its name from Pride, Inc. to Mason Hill Holdings, Inc., reduced its authorized capital from 500,000,000 shares of common stock to 20,000,000 shares, accepted the resignation of its officers and replaced them with the officers of Mason Hill & Co. In addition to the foregoing, Mason Hill Holdings (i) reorganized its AC Investments and Pride Management Services Investments, Inc. subsidiaries as wholly-owned subsidiaries of AC Holdings, Inc., (ii) delivered 350,000 shares of Digital Mafia Entertainment common stock to AC Holdings as a capital contribution, and (iii) spun-off 743,000 shares of Digital Mafia Entertainment common stock that it owned to its shareholders. AC Holdings is a newly formed minority-owned subsidiary of Mason Hill Holdings that Mason Hill Holdings plans to spin off to its shareholders. Finally, simultaneous with the closing of the agreement, Mason Holdings' stock underwent a 1 for 2 reverse split.

During the quarter ended June 30, 2001, the Company's operating subsidiary Mason Hill & Co. was liquidated by SIPC.

As a result of the SIPC liquidation of the Company's operating subsidiary, the Company was reorganized into a shell corporation, whose principal business is to locate and consummate a merger with an ongoing business.

                            MASON HILL HOLDINGS, INC.

     Item  2.     Description  of  Property
          None.

     Item  3.     Legal  Proceedings
          None.

     Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
          None.

                                       PART II

     Item  5.     Market  for  Common  Equity  and  Related  Stockholder Matters
          None.

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

                            MASON HILL HOLDINGS, INC.

     Item  6.     Management's  Discussion  and  Analysis  or  Plan of Operation
(continued)

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

          Critical  Accounting  Policies

          The accounting policies described below are those that Mason Hill Holdings, Inc. considers critical in preparing its financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by Mason Hill Holdings, Inc. in preparing its financial statements is included in Note 2 of Notes to the Financial Statements.

                            MASON HILL HOLDINGS, INC.

     Item  7.     Financial  Statements

          The information required by this Item 7 is contained at pages F1 to F10 following.

     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

     Item  8A.     Controls  and  Procedures

          Evaluation  of  disclosure  controls  and  procedures
          -----------------------------------------------------

          The Company's principal executive officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB, has concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

          Changes  in  internal  controls
          -------------------------------

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.


                                       PART III

     Item  9.     Directors  and  Executive  Officers  of  the  Registrant

          The following table sets forth the name, age and positions of our executive officers as of June 16, 2005.


                       Name            Age                Position
                       ----            ---                --------
          Geoffrey  Eiten              54   President,  Chief Executive  Officer

                            MASON HILL HOLDINGS, INC.

     Item  10.     Executive  Compensation
          None.

     Item 11.     Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth common stock ownership information as of June 15, 2005 with respect to:.


            Each person known to us to be the beneficial owner of more than 5% of our common stock;
            Each  of  our  officers  and  directors;
            and  All  directors  and  officers  as  a  group.

          This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 300 Chestnut Street, Suite 200, Needham, Ma. 02492 . Information with respect to the percent of class is based on outstanding shares of common stock as of March 31, 2005. Except as otherwise indicated, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

          For purposes of this table, each person is deemed to have beneficial ownership of any shares of our common stock such person has the right to acquire on or within 60 days after March 31, 2005.

                                     Amount of Shares
Name of Beneficial Owner            Beneficially Owned          Percent of Class
-----------------------             ------------------          ----------------
    Geoffrey Eiten                      6,127,894                    30.64%
                                        ---------                    ------
All  officers  and                      6,172,894                    30.64%
directors  as  a  group               ============                   ======

     Item  12.     Certain  Relationship  and  Related  Transactions
          None.

     Item  13.     Exhibit  and  reports  on  Form  8-K
          None.

                            MASON HILL HOLDINGS, INC.

     Item  14.     Principal  Accountant  Fees  and  Services

          Our Directors have selected Demetrius & Company, L.L.C. as its independent accountants for the current fiscal year and for the year ended March 31, 2004. The audit provided by Demetrius & Company, L.L.C. consist of examination of financial statements and services relative to filings with the Securities and Exchange Commission. The following table presents the total fees paid for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements for the years ended March 31, 2005 and 2004 and fees billed for other services rendered by our independent auditors during those periods.



                                    Fiscal Year Ended          Fiscal Year Ended
                                       March 31, 2005          March 31, 2004
                                       --------------          --------------

            Audit Fees (1)                  $     2,700              $     2,500
            Audit-Related Fees (2)                  N/A                      N/A
            Tax Fees (3)                            N/A                      N/A
            All Other Fees (4)                      N/A                      N/A
            Total                                   ---                      ---
                                            $     2,700              $     2,500
                                            ===========              ===========


          (1) Audit services consist of auditing the financial statements for the fiscal year and for the review of financial statements included in Quarterly Reports on Form 10-QSB during the fiscal year, as well as work that generally only the independent auditor can reasonably be expected to provide, including consents for registration statement flings and responding to SEC comment letters on annual and quarterly filings.

          (2) Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, agreed upon procedures report and accounting and regulatory consultations.

          (3) Tax services consist of all services performed by the independent auditor's tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

          (4) Other services consist of those service not captured in the other categories.

                            MASON HILL HOLDINGS, INC.

     Item  14.     Principal  Accountant  Fees  and  Services  (continued)

          Our Board has determined that the services provided by our independent auditors and the fees paid to them for such services has not compromised the independence of our independent auditors.

Consistent with SEC policies regarding auditor independence, the Board has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Board has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Prior to engagement of the independent auditor for the next year's audit, management will submit a detailed description of the audit and permissible non-audit services expected to be rendered during that year for each of four categories of services described below to the Board for approval. In addition, management will also provide to the Board for its approval a fee proposal for the services proposed to be rendered by the independent auditor. Prior to the engagement of the independent auditor, the Board will approve both the description of audit and permissable non-audit services proposed to be rendered by the independent auditor and the budget for all such services. The fees are bugeted and the Board requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service.

          During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Board requires separate pre-approval before engaging the independent auditor. To ensure prompt handling of unexpected matters, the Board may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Board at its next scheduled meeting. The four categories of services provided by the independent auditor are as defined in the footnotes to the fee table set forth above.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To  the  Board  of  Directors  and  Stockholders
Mason  Hill  Holdings,  Inc.

We have audited the accompanying balance sheet of Mason Hill Holdings, Inc. as of March 31, 2005, and the related statements of operations, changes in stockholders' deficit and cash flows for each of the years in the two-year period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mason Hill Holdings, Inc. as of March 31, 2005 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.



/s/DEMETRIUS  &  COMPANY.  L.L.C.
Wayne,  New  Jersey
June  21,  2005




                                MASON HILL HOLDINGS, INC.

                                     BALANCE SHEET

MARCH 31, 2005

                                        ASSETS
     Current  Assets:
       Cash                                                               3,000
                                                                   ------------

                     TOTAL CURRENT ASSETS
                                                                   $      3,000
                                                                   ============


                        LIABILITIES AND STOCKHOLDERS' DEFICIT
     Current  Liabilities:
       Accounts payable and accrued expenses                             34,833
       Loan payable shareholder                                          17,500
       Taxes payable                                               $      8,696
                                                                          -----

          TOTAL CURRENT LIABILITIES                                      61,029

     Stockholders'  (deficit)
       Common  stock,  par  value  $0.002,  20,000,000  shares  authorized,
         issued and outstanding                                          40,000
       Paid-in capital                                               15,404,046
       Accumulated other comprehensive loss                             (76,645)
       Deficit                                                      (15,425,430)
                                                                   -------------

     Total Stockholders' (Deficit)                                      (58,029)
                                                                        --------

              TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $      3,000
                                                                   =============


                          MASON HILL HOLDINGS, INC.

                          STATEMENTS OF OPERATIONS
                 For the years ended March 31, 2005 and 2004


                                                   2005            2004
                                                   ----            ----
     Revenues:
       Debt forgiveness income            $           -     $       567,888
                                          -------------     ----------------
          Total Revenues                              -             567,888
                                          -------------     ----------------


     Operating  expenses:
       Professional fees                         10,500                    -
       Other general and administrative             836              17,256
                                          -------------          -------------

         Total Expenses
                                                 11,336                17,256
                                          -------------          -------------

     Income (loss) before income taxes          (11,336)              550,632

     Provision for income taxes                   8,693                     -
                                          -------------          -------------
     Net income (loss)                    $     (20,029)         $    550,632
                                          ==============         =============

     Basic and diluted income (loss)      $       (0.00)         $       0.03
     per common share                     ==============         =============

     Weighted average common shares          20,000,000            16,785,367
     outstanding                          ==============         ==============






MASON HILL HOLDINGS, INC.

STATEMENTS OF CASH FLOWS
For the years ended March 31, 2005 and 2004


                                                     2005            2004
                                                     ----            ----

     Operating  Activities
     ---------------------
       Net income (loss)                       $  (20,029)       $  550,632
       Adjustments  to  reconcile  net
        income  (loss) to  net  cash used
        by  operating  activities:
       Debt forgiveness                                -           (567,888)
       Stock issued for services                       -             12,256
       Increase(Decrease)  in accounts             (3,167)            5,000
        payable and accrued expenses
       Increase in taxes payable                    8,696                 -
                                             -------------     -------------
       Net cash used by operating                 (14,500)                -
        activities

     Cash  flows  from  financing
      activities
       Shareholder loan                            17,500                 -
                                             -------------     -------------
     Cash provided by financing                    17,500                 -
      activities                             -------------     -------------

     Increase (decrease) in cash                    3,000                 -
     Cash at beginning of period                       -                  -
     Cash at end of period                       $  3,000           $     -
                                             =============     =============

     Supplemental  Disclosures  of  Cash  Flow  Information:
       Cash  paid  during  year  for:
         Interest                                $     -            $     -
                                             =============     =============
         Income taxes                            $     -            $     -
                                             =============     =============


                                                MASON HILL HOLDINGS, INC.


STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                                   Accumulated
                                   Common Stock    Additional          Other
                                     Paid-in      Comprehensive
                                      Shares         Amount            Capital         Loss         Deficit         Totals
                                    ------------  ---------------  --------------  -----------      -------         ------
  Balances at
    March 31, 2003 . . . . . . . 13,872,106       $    27,744      $   5,404,046  $   (76,645) $  (15,956,033)  $  (600,888)

  Stock issued for
    services . . . . . . . . . . .6,127,894            12,256                  -            -               -        12,256

  Net loss . . . . . . . . . . .          -                 -                  -            -         550,632       550,632
                               ------------  ----------------  -----------------  -----------      ----------       -------

  Balances at
    March 31, 2004 . . . . . . . 20,000,000            40,000         15,404,046      (76,645)    (15,405,401)      (38,000)

  Net loss . . . . . . . . . . .          -                 -                  -            -         (20,029)      (20,029)
                                 ----------           -------         ----------      ---------   ------------      --------

  Balances at
    March 31, 2005 . . . . . . . 20,000,000     $      40,000     $   15,404,046  $   (76,645)  $ (15,425,430) $    (58,029)
                                                =============     ==============  ============  ============== =============

                            MASON HILL HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

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

                            MASON HILL HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

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

          FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
          ---------------------------------------

          The carrying amounts of the Company's financial instruments which include accounts payable and accrued expenses, payable to shareholder and taxes payable approximate their fair value at March 31, 2005.

                            MASON HILL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004


     Note  2-     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

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

          NEW  AUTHORITATIVE  ACCOUNTING  PRONOUNCEMENTS
          ----------------------------------------------

          The Company does not anticipate the adoption of recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flows.

     Note  3-     COMMITMENTS  AND  CONTINGENT  LIABILITIES

          The Company's president provides office space to the Company at no charge.

                            MASON HILL HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

     Note  4-     NOTE  PAYABLE

          In December 2000 the Company purchased 1,000,000 common shares of Vianet Technologies for an aggregate price of $600,000, consisting of offsetting a $150,000 receivable due the Company from the seller and the issuance of a promissory note for $450,000 face value due in two years. This note was forgiven in 2004 and resulted in $567,888 of debt forgiveness income.

     Note  5-     INCOME  TAXES

          The Company provides for the tax effects of transactions reported in the financial statement. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2005, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

          The Company has net operating loss carry forwards for income tax purposes of approximately $1,476,000 at March 31, 2005. These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2020.

                                                                March 31,
              Deferred tax asset:                                 2005
                                                                  ----
              Net operating loss carry forward                    $590,000
              Valuation allowance                                 (590,000)
                                                                  --------
              Net deferred tax assets                            $       -
                                                                 ==========

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

                            MASON HILL HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

     Note  6-     COMMON  STOCK

          During the year ended March 31, 2004, the Company issued 6,127,894 shares of common stock for services valued at $12,256 or $0.002 per share.

     Note  7-     LOAN  PAYABLE  SHAREHOLDER

          The loan payable shareholder is non-interest bearing and has no definite terms of repayment.

                                                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MASON  HILL  HOLDINGS,  INC.

                                                By:  /s/  Geoffrey  Eiten
                                                Name:  Geoffrey  Eiten
                                                Title:  President
                                                   Date:  July  8,  2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                By:  /s/  Geoffrey  Eiten
                                                Name:  Geoffrey  Eiten
                                                Title:  Director,  President,
                                                Acting  Chief Financial Officer,
                                                Secretary
                                                   Date:  July  8,  2005