Form 10QSB
period 2005-06-30
MASON HILL HOLDINGS INC
filed 2005-08-08
CIK 840159

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d)
     of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X]  No  [  ].

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 20,000,000 shares of common stock, $0.002 par value, as of July 29, 2005.

                                     PART I

                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

The financial statements of Mason Hill Holdings, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended March 31, 2005.


                            MASON HILL HOLDINGS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2005

                                                                  ASSETS
                                                                  Current Assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        7,969
                                                                  ----------------------------

  TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .                        7,969
                                                                  ============================


  LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current Liabilities:
    Accounts payable and accrued expenses. . . . . . . . . . . .                       26,950
    Loan payable shareholder . . . . . . . . . . . . . . . . . .                       44,500
    Taxes payable. . . . . . . . . . . . . . . . . . . . . . . .                          748
                                                                  ----------------------------

  TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .                       72,198

  Stockholders' (deficit)
  Common stock, par value $0.002, 20,000,000 shares authorized,
       issued and outstanding. . . . . . . . . . . . . . . . . .                       40,000
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .                   15,404,046
  Accumulated other comprehensive loss . . . . . . . . . . . . .                      (76,645)
  Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (15,431,630)
                                                                  ----------------------------

  Total Stockholders' (Deficit). . . . . . . . . . . . . . . . .                      (64,229)
                                                                  ----------------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . .                        7,969
                                                                  ============================



                            MASON HILL HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                For the three months ended June 30, 2005 and 2004
                                  (unaudited)

                                                                  2005                        2004
                                                    ---------------------------  ---------------------------
  Revenues:
            Total Revenues . . . . . . . . . . . .                           -                            -
                                                    ---------------------------  ---------------------------
  Expenses:
    Operating expenses . . . . . . . . . . . . . .                       6,200                        1,250
                                                    ---------------------------  ---------------------------
            Total Expenses . . . . . . . . . . . .                       6,200                        1,250
                                                    ---------------------------  ---------------------------

  Loss before income taxes . . . . . . . . . . . .                      (6,200)                      (1,250)

  Provision for income taxes . . . . . . . . . . .                           -                            -
                                                    ---------------------------  ---------------------------

  Net loss . . . . . . . . . . . . . . . . . . . .                      (6,200)                      (1,250)
                                                    ===========================  ===========================

  Basic and diluted loss per common share. . . . .                       (0.00)                       (0.00)
                                                    ===========================  ===========================

  Weighted average common shares outstanding . . .                  20,000,000                   20,000,000
                                                    ===========================  ===========================



                                                MASON HILL HOLDINGS, INC.
                                                STATEMENTS OF CASH FLOWS
                                    For the three months ended June 30, 2005 and 2004
                                                      (unaudited)

                                                                               2005                            2004
                                                                ------------------------------  ------------------------------

  Operating Activities
--------------------------------------------------------------
     Net loss from continuing operations . . . . . . . . . . .  $                      (6,200)  $                      (1,250)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
     (Decrease) Increase in accounts payable accrued expenses.                         (7,883)                        (10,750)
     (Decrease) Increase in taxes payable. . . . . . . . . . .                         (7,948)                              -
                                                                ------------------------------  ------------------------------
     Net cash used by operating activities . . . . . . . . . .                        (22,031)                        (12,000)

  Cash Flows From Financing Activities:
  Loan payable shareholder . . . . . . . . . . . . . . . . . .                         27,000                          12,000
                                                                ------------------------------  ------------------------------

  Net cash provided by financing activities. . . . . . . . . .                         27,000                          12,000
                                                                ------------------------------  ------------------------------

     Increase (decrease) in cash . . . . . . . . . . . . . . .                          4,969                               -
     Cash at beginning of period . . . . . . . . . . . . . . .                          3,000                               -
                                                                ------------------------------  ------------------------------
     Cash at end of period . . . . . . . . . . . . . . . . . .                          7,969                               -
                                                                ==============================  ==============================

  Supplemental Disclosures of Cash Flow Information:
    Cash paid during year for:
       Interest. . . . . . . . . . . . . . . . . . . . . . . .                             -                              -
                                                                ==============================  ==============================
       Income taxes. . . . . . . . . . . . . . . . . . . . . .                             -                              -
                                                                ==============================  ==============================


                            MASON HILL HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005

     Note  1-     NATURE  OF  BUSINESS

          During 2001, the Company was reorganized into a shell corporation, whose principal business is to locate and consumate a merger with an ongoing business.

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

          FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
          ---------------------------------------

          The carrying amounts of the Company's financial instruments which include accounts payable and accrued expenses,loan payable to shareholder and taxes payable approximate their fair value at March 31, 2005.

     Note  3-     INCOME  TAXES

          There is no provision for income taxes for the period ended June 30, 2005 as the Company had a net loss.

     Note  4-     LOAN  PAYABLE  SHAREHOLDER

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

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350)


     (b)  Reports  on  Form  8-K
     Listed below are reports on Form 8-K filed during the fiscal quarter ended June 30, 2005.
     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASON  HILL  HOLDINGS,  INC.

Date:  August  8,  2005               /s/  Geoffrey  Eiten
                                      --------------------
               Geoffrey  Eiten
               President