Form 10QSB
period 2005-09-30
MASON HILL HOLDINGS INC
filed 2005-12-07
CIK 840159

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

   [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-25037

                            MASON HILL HOLDINGS, INC.

        (Exact name of small business issuer as specified in its charter)



           DELAWARE                                        13-4124035
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation  or  organization)


                         300 CHESTNUT STREET, SUITE 200
                                NEEDHAM, MA 02492
                    (Address of Principal Executive Offices)

                                 (781) 444-6100
                           (Issuer's telephone number)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d)
     of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X  ]  No  [  ].

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes  [X  ]  No  [  ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 20,000,000 shares of common stock, $0.002 par value, as of October 31, 2005.

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


                           MASON HILL HOLDINGS, INC.
                                 BALANCE SHEET

                               SEPTEMBER 30, 2005
                                  (UNAUDITED)
                            ASSETS
Current Assets:
  Cash                                                                      $      7,910
                                                                            --------------


    TOTAL CURRENT ASSETS                                                    $      7,910
                                                                            ==============


     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable and accrued expenses                                     $     30,550
  Loan payable shareholder                                                        44,500
  Taxes payable                                                                      748
                                                                            --------------

    TOTAL CURRENT LIABILITIES                                                     75,798

Stockholders' (deficit)
  Common stock, par value $0.002, 20,000,000 shares authorized,
    issued and outstanding                                                        40,000
  Paid-in capital                                                             15,404,046
  Accumulated other comprehensive loss                                           (76,645)
  Deficit                                                                    (15,435,289)
                                                                            --------------

Total Stockholders' (Deficit)                                                    (67,888)
                                                                            --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $      7,910
                                                                            ==============

                                         SEE NOTES TO FINANCIAL STATEMENTS.



                                   MASON HILL HOLDINGS, INC.
                                   STATEMENTS OF OPERATIONS

                            ------------------------------  ------------------------------
                              For the three months ended       For the six months ended
                                     September 30,                   September 30,
                                 2005            2004            2005            2004
                                 ----            ----            ----            ----
                              (unaudited)     (unaudited)     (unaudited)     (unaudited)
                            --------------  --------------  --------------  --------------
Revenues:
                            $           -    $          -    $          -   $           -
                            --------------  --------------  --------------  --------------

          Total Revenues                -               -               -               -
                            --------------  --------------  --------------  --------------

Expenses:
  Operating expenses                3,659           1,000           9,859           2,250
                            --------------  --------------  --------------  --------------

          Total Expenses            3,659           1,000           9,859           2,250
                            --------------  --------------  --------------  --------------

Loss before income taxes           (3,659)         (1,000)         (9,859)         (2,250)

Provision for income taxes              -               -               -               -
                            --------------  --------------  --------------  --------------

Net loss                    $      (3,659)  $      (1,000)  $      (9,859)  $      (2,250)
                            ==============  ==============  ==============  ==============

Basic and diluted loss per
   common share             $       (0.00)  $       (0.00)  $       (0.00)  $       (0.00)
                            ==============  ==============  ==============  ==============

Weighted average common
   shares outstanding          20,000,000      20,000,000      20,000,000      20,000,000
                            ==============  ==============  ==============  ==============


                       SEE NOTES TO FINANCIAL STATEMENTS.



                            MASON HILL HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)




                                                                 2005            2004
                                                            --------------  --------------

Operating Activities
--------------------
   Net loss from continuing operations                      $      (9,859)  $      (2,250)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   (Decrease) Increase in accounts payable accrued expenses        (4,283)         (9,750)
   (Decrease) Increase in taxes payable                            (7,948)              -
                                                            --------------  --------------
   Net cash used by operating activities                          (22,090)        (12,000)

Cash Flows From Financing Activities:
Loan payable shareholder                                           27,000          12,000
                                                            --------------  --------------

Net cash provided by financing activities                          27,000          12,000
                                                            --------------  --------------

   Increase (decrease) in cash                                      4,910               -
   Cash at beginning of period                                      3,000               -
                                                            --------------  --------------
   Cash at end of period                                    $       7,910   $           -
                                                            ==============  ==============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                               $           -   $           -
                                                            ==============  ==============
     Income taxes                                           $       7,948   $           -
                                                            ==============  ==============

                       SEE NOTES TO FINANCIAL STATEMENTS.


                            MASON HILL HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


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

          INTERIM  FINANCIAL  INFORMATION
          -------------------------------

          The accompanying interim financial statements of Mason Hill Holdings, Inc. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results for the entire year.


     NOTE  3-     INCOME  TAXES

          There is no provision for income taxes for the period ended September 30, 2005 as the Company had a net loss.

                            MASON HILL HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


     NOTE  4-     LOAN  PAYABLE  SHAREHOLDER

          The loan payable shareholder is non-interest bearing and has no definite terms of repayment.


     NOTE  5-     MERGER  AGREEMENT

          On July 8, 2005, Mason Hill Holdings, Inc. ("MHHI") entered into a Plan of Merger (The "Plan") with Dynamic Leisure Group, Inc., a Florida corporation ("DLG"), to acquire 100% of the capital stock of DLG in exchange for 20,000,000 shares of common stock. The Plan was conditioned upon MHHI's ability to publicly trade its shares pursuant to applicable law. This agreement was subsequently cancelled.

          In August 2005, former President Geoffrey Eiten, on behalf of Mason Hill Holdings, Inc. ("MHHI") entered into financing agreements with Fennmore Holdings LLC (the "Financing Agreements") consistent with the Plan of Merger dated July 8, 2005 with Dynamic Leisure Group, Inc., a Florida corporation. The Financing Agreements call for promissory notes and warrants, for up to two million eighty thousand (2,080,000) shares of MHHI common stock, for an aggregate purchase price of up to $520,000.00. These agreements were subsequently cancelled and Geoffrey Eiten again became the President of the Company

                            MASON HILL HOLDINGS, INC.


     ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN OF OPERATION

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

                            MASON HILL HOLDINGS, INC.


     ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN OF OPERATION
(CONTINUED)

          On July 8, 2005, Mason Hill Holdings, Inc. ("MHHI") entered into a Plan of Merger (The "Plan") with Dynamic Leisure Group, Inc., a Florida corporation ("DLG"), to acquire 100% of the capital stock of DLG in exchange for 20,000,000 shares of common stock. The Plan was conditioned upon MHHI's ability to publicly trade its shares pursuant to applicable law. This agreement was subsequently cancelled.

          In August 2005, former President Geoffrey Eiten, on behalf of Mason Hill Holdings, Inc. ("MHHI") entered into financing agreements with Fennmore Holdings LLC (the "Financing Agreements") consistent with the Plan of Merger dated July 8, 2005 with Dynamic Leisure Group, Inc., a Florida corporation. The Financing Agreements call for promissory notes and warrants, for up to two million eighty thousand (2,080,000) shares of MHHI common stock, for an aggregate purchase price of up to $520,000.00. These agreements were subsequently cancelled and Geoffrey Eiten again became the President of the Company.


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

     ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a) Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange
     Act).

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


     (b) Reports on Form 8-K

     Listed below are reports on Form 8-K filed during the fiscal quarter ended September 30, 2005.

     August  25,  2005  -  Entered  into  a  material definitive agreement:

          On July 8, 2005, Mason Hill Holdings, Inc. ("MHHI") entered into a Plan of Merger (The "Plan") with Dynamic Leisure Group, Inc., a Florida corporation ("DLG"), to acquire 100% of the capital stock of DLG in exchange for 20,000,000 shares of common stock. The Plan was conditioned upon MHHI's ability to publicly trade its shares pursuant to applicable law. This agreement was subsequently cancelled.

                            MASON HILL HOLDINGS, INC.

          September  12,  2005

          In August 2005, former President Geoffrey Eiten, on behalf of Mason Hill Holdings, Inc. ("MHHI") entered into financing agreements with Fennmore Holdings LLC (the "Financing Agreements") consistent with the Plan of Merger dated July 8, 2005 with Dynamic Leisure Group, Inc., a Florida corporation. The Financing Agreements call for promissory notes and warrants, for up to two million eighty thousand (2,080,000) shares of MHHI common stock, for an aggregate purchase price of up to $520,000.00. These agreements were subsequently cancelled and Geoffrey Eiten again became the President of the Company

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     MASON  HILL  HOLDINGS,  INC.




     Date:  December   7,  2005               /s/  Geoffrey  Eiten
                                              --------------------
                                              Geoffrey  Eiten
                                              President